Form 10-Q
period 2014-06-30
Terrapin 3 Acquisition Corp
filed 2014-08-26
CIK 1608298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  __________ to __________

Commission File Number: 001-36547

TERRAPIN 3 ACQUISITION CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	46-4388636
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

c/o Terrapin Partners, LLC 590 Madison Avenue New York, NY	10022
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (212) 710-4100

Not applicable

(Former name or former address, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company.  See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of August 26, 2014, there were 21,275,000 shares of the Company’s Class A common stock and 5,318,750 shares of the Company’s Class F common stock issued and outstanding.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TERRAPIN 3 ACQUISITION CORPORATION

(a corporation in the development stage)

BALANCE SHEETS

	June 30, 2014	December 31, 2013
ASSETS	(unaudited)
Current assets:
Cash	$93,676	$25,000
Deferred offering costs	227,315	-
Total assets	$320,991	$25,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accrued offering costs	$67,379	$-
Notes payable, stockholder	200,000	-
Advances from affiliates	28,967
Total liabilities	296,346	-

Stockholders’ equity
Preferred stock, $.0001 par value, 10,000,000 shares authorized;none issued and outstanding	-	-

Common stock, $.0001 par value, 10,000,000 shares authorized;none issued and outstanding	-	-

Class F Common stock, $.0001 par value, 10,000,000 shares authorized; 5,318,750 shares issued and outstanding	532	532

Class A Common stock, $.0001 par value, 90,000,000 shares authorized; none issued and outstanding	-	-

Additional paid-in capital	24,468	24,468

Deficit accumulated during the development stage	(355)	-

Total stockholders’ equity	24,645	25,000

Total liabilities and stockholders’ equity	$320,991	$25,000

See accompanying notes to financial statements.

TERRAPIN 3 ACQUISITION CORPORATION

(a corporation in the development stage)

STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended June 30, 2014	Six Months Ended June 30, 2014	December 31, 2013 (date of inception) to June 30, 2014
Other expenses - bank fees	$316	$355	$355
Net loss attributable to common shares	$(316)	$(355)	$(355)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	5,318,750	5,318,750	5,318,750

See accompanying notes to financial statements.

TERRAPIN 3 ACQUISITION CORPORATION

(a corporation in the development stage)

STATEMENT OF STOCKHOLDERS’ EQUITY

For the Period from December 31, 2013 (inception) to June 30, 2014

(unaudited)

	Common Stock		Additional Paid-in	Deficit Accumulated During the	Total Stockholders’
	Shares	Amount	Capital	Development Stage	Equity
Sale of common stock issued to initial stockholders on December 31, 2013 at approximately $0.00465 per share	5,318,750	$532	$24,468	$-	$25,000

Net loss attributable to common shares	-	-	-	(355)	(355)

Balances at June 30, 2014 (unaudited)	5,318,750	$532	$24,468	$(355)	$24,645

See accompanying notes to financial statements.

TERRAPIN 3 ACQUISITION CORPORATION

(a corporation in the development stage)

STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended June 30, 2014	December 31, 2013 (inception) to June 30, 2014
Cash flows from operating activities:
Net loss attributable to common shares	$(355)	$(355)

Net cash provided by (used in) operating activities:	(355)	(355)

Cash flows from financing activities:
Payment of deferred offering costs	(159,936)	(159,936)
Proceeds from note payable, stockholder	200,000	200,000
Proceeds from issuance of common stock	-	25,000
Advances from affiliates	28,967	28,967

Net cash provided by financing activities:	69,031	94,031

Net increase in cash	68,676	93,676
Cash at beginning of the period	25,000	-
Cash at end of the period	$93,676	$93,676

Supplemental disclosure of noncash financing activities: Accrued offering costs	$67,380	$67,380

See accompanying notes to financial statements.

NOTES TO FINANCIAL STATEMENTS

(unaudited)

1. INTERIM FINANCIAL INFORMATION

The accompanying unaudited interim financial statements of Terrapin 3 Acquisition Corporation (a corporation in the development stage) (the “Company”) should be read in conjunction with the audited financial statements and notes thereto included in the Company's prospectus filed with the Securities and Exchange Commission (the “SEC”) on July 17, 2014. The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, since they are interim statements, the accompanying financial statements do not include all the information and notes required by GAAP for complete financial statement presentation. In the opinion of management, the interim financial statements reflect all adjustments (consisting of normal, recurring adjustments) that are necessary for a fair presentation of the financial position, results of operations, and cash flows for the interim periods presented. Interim results are not necessarily indicative of results for a full year.

2. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

The Company is a newly organized blank check company incorporated in Delaware on December 27, 2013. The Company was formed for the purpose of acquiring, through a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, exchangeable share transaction or other similar business transaction, one or more operating businesses or assets that the Company has not yet identified (“Business Combination”). The Company has neither engaged in any operations nor generated any operating revenue to date. The Company is considered to be in the development stage as defined in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 915, “Development Stage Entities,” and is subject to the risks associated with activities of development stage companies. All activities through June 30, 2014 relate to the formation and the preparation of the public offering (the “Public Offering”) described below in Note 4. The Company has selected December 31 as its fiscal year end.

The Company’s registration statement on Form S-1 went effective with the SEC on July 16, 2014. On July 22, 2014, the Company consummated its Public Offering of 21,275,000 Units (“units”), each Unit consisting of one share of Class A common stock, par value $0.0001 per share (“Class A common stock”), and one warrant (“Warrant”) to purchase one half of one share of Class A common stock. The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $212,750,000, which includes the full exercise of the underwriter’s over-allotment option.

Simultaneously with the consummation of the Public Offering, the Company completed a private placement (the “Private Placement”) of an aggregate of 12,000,000 private placement warrants (the “Private Placement Warrants”), issued to Apple Orange LLC, Noyac Path LLC, and Periscope, LLC, (together the “Terrapin Sponsors”), and MIHI LLC (the “Macquarie Sponsor”; together with the Terrapin Sponsors, the “Sponsors”) generating gross proceeds of $6,000,000.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of its Public Offering, although substantially all of the net proceeds of the Public Offering are intended to be generally applied toward consummating a Business Combination. Furthermore, there is no assurance that the Company will be able to successfully effect a Business Combination. An amount equal to 100% of the gross proceeds of the Public Offering are held in a trust account (“Trust Account”) and invested in U.S. “government securities,” within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “1940 Act”), with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of paragraphs (c)(2), (c)(3) and (c)(4) of Rule 2a-7 of the 1940 Act, as determined by the Company, until the earlier of: (i) the consummation of a Business Combination or (ii) the distribution of the Trust Account as described below.

2. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS-(continued)

The Company, after signing a definitive agreement for the acquisition of one or more target businesses or assets, will not submit the transaction for stockholder approval, unless otherwise required by law. The Company will proceed with a Business Combination if it is approved by the board of directors. Only in the event that the Company is required to seek stockholder approval in connection with its initial Business Combination, the Company will proceed with a Business Combination only if a majority of the aggregated outstanding shares that are voted are voted in favor of the Business Combination. In connection with such a vote, the Company will provide the stockholders with the opportunity to redeem their shares of the Company’s Class A common stock upon the consummation of the initial Business Combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including any amounts representing interest earned on the Trust Account, less any interest released to the Company for working capital purposes or the payment of taxes, divided by the number of then outstanding shares of Class A common stock that were sold as part of the Units in the Public Offering, which the Company refers to as its public shares, subject to the limitations described within the registration statement and any limitations (including but not limited to cash requirements) agreed to in connection with the negotiation of terms of a proposed Business Combination. These shares of Class A common stock will be recorded at a redemption value and classified as temporary equity at the completion of the Public Offering, in accordance with ASC Topic 480 “Distinguishing Liabilities from Equity”. However, in no event will the Company redeem its public shares in an amount that would cause its net tangible assets to be less than $5,000,001. The initial stockholders, Apple Orange LLC, Noyac Path LLC, Periscope LLC, Terrapin Partners Employee Partnership 3 LLC, Terrapin Partners Green Employee Partnership, and MIHI LLC have agreed, in the event the Company is required to seek stockholder approval of its Business Combination, to vote their founders shares, private placement shares and any public shares held, in favor of approving a Business Combination.

If the Company is unable to complete its initial Business Combination within 24 months from the closing of the Public Offering (the “Combination Period”), the Company will (i) cease all operations except for the purposes of winding up of the Company’s affairs; (ii) distribute the aggregate amount then on deposit in the trust account, including a portion of the interest earned thereon which was not previously used for working capital, but net of any taxes, pro rata to the public stockholders by way of redemption of the public shares (which redemption would completely extinguish such holders’ rights as stockholders, including the right to receive further liquidation distributions, if any); and (iii) as promptly as possible following such redemption, dissolve and liquidate the balance of the net assets to remaining stockholders, as part of the Company’s plan of dissolution and liquidation.

The Sponsors have agreed to waive their redemption rights with respect to the Founder Shares (i) in connection with the consummation of a Business Combination, (ii) if the Company fails to consummate its initial Business Combination within 24 months from the consummation of the Public Offering, and (iii) upon liquidation of the Company prior to the expiration of the Combination Period. However, if the initial stockholders should acquire public shares in or after the Public Offering, they will be entitled to redemption rights with respect to such public shares if the Company fails to consummate a Business Combination within the required time period. The underwriter has agreed to waive its right to its deferred underwriting commission held in the Trust Account in the event the Company does not consummate a Business Combination within 24 months from the consummation of the Public Offering and, in such event, such amounts will be included with the funds held in the trust account that will be available to fund the redemption of the public shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the initial Public Offering price per Unit in the Public Offering.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying financial statements are presented in U.S. dollars in conformity with GAAP and pursuant to the rules and regulations of the SEC. The accompanying financial statements recognize December 31, 2013, the date of initial funding, as the Company’s date of inception.

Development stage company

The Company complies with the reporting requirements of FASB ASC Topic 915, “Development Stage Entities”. At June 30, 2014, the Company has not commenced any operations nor generated revenue to date. All activity through June 30, 2014 relates to the Company’s formation and preparation for the Public Offering. Following the Public Offering, the Company will not generate any operating revenues until after completion of a Business Combination, at the earliest. Subsequent to the consummation of the Public Offering, the Company is generating non-operating income in the form of interest income on the designated Trust Account.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-(continued)

Net loss per common share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net loss per common share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding for the period. At June 30, 2014, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted loss per common share is the same as basic loss per common share for the periods presented.

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Fair value of financial instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying balance sheets, primarily due to their short-term nature.

Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Deferred offering costs

Deferred offering costs consist of legal and accounting fees incurred through the balance sheet date that are directly related to the Public Offering. Upon consummation of the Public Offering on July 22, 2014, offering costs as of June 30, 2014 of approximately $227,000 have been charged to stockholders' equity.

Income taxes

The Company complies with the accounting and reporting requirements of FASB ASC Topic 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

FASB ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits as of June 30, 2014. No amounts were accrued for the payment of interest and penalties at June 30, 2014. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-(continued)

Income taxes-(continued)

The Company may be subject to potential examination by U.S. federal, U.S. states or foreign jurisdiction authorities in the areas of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with U.S. federal, U.S. state and foreign tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Recently issued accounting standards

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

4. PUBLIC OFFERING

Pursuant to the Public Offering, the Company offered for sale 21,275,000 units (including 2,775,000 units offered pursuant to the full exercise of the underwriter’s over-allotment option) at a purchase price of $10.00 per (“Unit”). Each Unit consists of one share of the Company’s Class A common stock, par value $0.0001 per share, and one redeemable Class A common stock purchase Warrant. The Company did not register the shares of Class A common stock issuable upon exercise of the warrants at the time of the Public Offering. However, the Company has agreed to use its best efforts to file and have an effective registration statement covering the shares of Class A common stock issuable upon exercise of the warrants, to maintain a current prospectus relating to those shares of Class A common stock until the earlier of the date the warrants expire or are redeemed and, the date on which all of the warrants have been exercised and to qualify the resale of such shares under state blue sky laws, to the extent an exemption is not available. Each warrant entitles the holder to purchase one-half share of Class A common stock at an exercise price of $5.75 ($11.50 per whole share). Warrants may be exercised only for a whole number of shares of Class A common stock. No fractional shares will be issued upon exercise of the warrants. The warrants will become exercisable on the later of (a) 30 days after the consummation of the Company’s initial Business Combination, or (b) 12 months from the closing of the Public Offering. The warrants will expire at 5:00 p.m., New York time, five years after the consummation of the Company’s initial Business Combination or earlier upon redemption or liquidation. On the exercise of any warrant, the warrant exercise price will be paid directly to the Company and not placed in the Trust Account. The warrants will be redeemable by the Company at a price of $0.01 per warrant upon 30 days prior written notice after the warrants become exercisable, only in the event that the last sale price of the Class A common stock equals or exceeds $24.00 per share for any 20 trading days within a 30-trading day period ending on the third business day prior to the date on which notice of redemption is given.

In connection with the Public Offering, the Sponsors purchased an aggregate of 12,000,000 Private Placement Warrants, for $6,000,000 in the aggregate, in a private placement that occurred simultaneously with the consummation of the Public Offering. Each Private Placement Warrant is exercisable to purchase one-half of one share of the Company’s Class A common stock at $5.75 per half share. The purchase price of the Private Placement Warrants were added to the net proceeds from the Public Offering held in the Trust Account, less offering expenses, and approximately $1,200,000 in working capital held outside of the Trust Account. If the Company does not complete its initial Business Combination within 24 months from the closing of the Public Offering, the proceeds of the sale of the Private Placement Warrants will be used, in part, to fund the redemption of the Company's public shares (subject to the requirements of applicable law). There will be no redemption rights or liquidating distributions with respect to the Private Placement Warrants.

The Sponsors have agreed that the Private Placement Warrants purchased will not be sold or transferred until 30 days following consummation of a Business Combination, subject to certain limited exceptions. If the Company does not complete a Business Combination, then the proceeds will be part of the liquidating distribution to the public stockholders and the warrants issued to the Sponsors will expire worthless.

The Private Placement Warrants and the Class A common shares issuable upon exercise of the Private Placement Warrants are not transferable, assignable or salable until 30 days after the consummation of the Company’s initial Business Combination and the Private Placement Warrants will be non-redeemable so long as they are held by the Sponsors or their affiliates or designees. If the Private Placement Warrants are held by someone other than the Sponsors, or their respective permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the warrants included in the Units sold in the Public Offering.

5. RELATED PARTY TRANSACTIONS

Founder Shares

On December 31, 2013, the Company issued an aggregate of 5,250,000 units, each unit consisting of 1 share of common stock and 1 warrant to purchase one half of one share of common stock, to the Terrapin Sponsors and Terrapin Partners Employee Partnership 3 LLC (the “Founder Units”) for an aggregate purchase price of $25,000. On May 15, 2014, the Company cancelled the Warrants issued as part of these Founder Units, resulting in the net issuance of 5,250,000 shares (the “Founder Shares”). On May 19, 2014, the Company implemented an approximate 1.0131-for-1 stock split, recharacterized its Founder Shares as shares of Class F common stock, and authorized the issuance of Class A common stock and undesignated common stock. Further, on May 19, 2014, Apple Orange LLC sold 1,211,563 Founder Shares to the Macquarie Sponsor and transferred 56,061 Founder Shares to Terrapin Partners Green Employee Partnership, LLC, an affiliate of Apple Orange LLC. The Founder Shares are identical to the Class A common stock included in the Units except that the Founder Shares are subject to certain transfer restrictions and contingent adjustments, as described in more detail below.

The initial stockholders have agreed not to transfer, assign or sell any of their Founder Shares until one year after the Business Combination (the “lock up”). Notwithstanding the foregoing, if the last sale price of the Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial Business Combination, or if the Company consummates a transaction after the initial Business Combination which results in the stockholders having the right to exchange their shares for cash or property, the Founder Shares will be released from the lock up.

Rights - The Founder Shares are identical to the public shares except that (i) Founder Shares are subject to certain transfer restrictions, as described above, and (ii) the initial stockholders have agreed to waive redemption rights in connection with the Business Combination with respect to the Founders Shares. However, the initial stockholders will be entitled to redemption rights with respect to any shares they hold by way of public market purchase if the Company fails to consummate the Business Combination within 24 months from the closing of the Public Offering.

Voting – If the Company seeks stockholder approval of the Business Combination, the initial stockholders have agreed to vote their Founder Shares and any Public Shares purchased during or after the Public Offering in favor of the Business Combination.

Redemption – Although the initial stockholders and their permitted transferees waived their redemption rights with respect to the Founder Shares if the Company fails to complete the Business Combination within the prescribed time frame, they will be entitled to redemption rights with respect to any Public Shares they may own.

Contingent Forward Purchase

The Macquarie Sponsor has committed to purchase, and the Company has committed to sell, 4,000,000 units on the same terms as the sale of Units in the Public Offering (except for certain transfer restrictions) at $10.00 per unit, in a private placement for gross proceeds of approximately $40,000,000 to occur concurrently with the consummation of the Business Combination. The funds will be used as part of consideration to the sellers in the Business Combination; any excess funds from this private placement will be used for working capital in the post-transaction company. This commitment is independent of the percentage of stockholders selecting to redeem their shares and provides the Company with a minimum funding level for the Business Combination. In exchange for this commitment, the Company has agreed to issue to the Macquarie Sponsor 1,000,000 shares of Class F common stock at the closing of the Business Combination and such private placement.

5. RELATED PARTY TRANSACTIONS-(continued)

Agreement Among Sponsors

The Company has entered into an agreement among Sponsors with the Terrapin Sponsors and the Macquarie Sponsor pursuant to which the Company has agreed to obtain the approval of both Sponsors before entering into any contracts involving payment in excess of $15,000. The Company has further agreed not to consummate the Business Combination without the Macquarie Sponsor’s consent, provided, however, that if the Company fails to consummate a Business Combination within the required time period, and the board of directors (other than our Macquarie Sponsor designee) unanimously votes in favor of a proposed Business Combination and the Macquarie Sponsor decides to withhold its vote on such Business Combination, the Macquarie Sponsor will be, subject to customary conditions, obligated to make certain payments to the Terrapin Sponsors. In addition, on June 27, 2014, the Company has entered into a letter agreement pursuant to which it agreed that, prior to the third anniversary of the date of the letter agreement, the Company will engage Macquarie Capital or an affiliate of Macquarie Capital, subject to their acceptance, to provide certain financial advisory, underwriting, or placement agency services on any transactions in which the Company may engage with a notional value of greater than $30 million.

Private Placement Warrants

The Sponsors purchased from the Company an aggregate of 12,000,000 Private Placement Warrants at a price of $0.50 per warrant, for an aggregate purchase price of $6,000,000, in a private placement that occurred simultaneously with the completion of the Public Offering. Each Private Placement Warrant entitles the holder to purchase one-half of one share of Class A common stock at $5.75 per half share. The purchase price of the Private Placement Warrants was added to the proceeds from the Public Offering held in the Trust Account pending completion of the Business Combination.

The Private Placement Warrants (including the Class A common stock issuable upon exercise of the Private Placement Warrants) will not be transferable, assignable or salable until 30 days after the completion of the Business Combination and they will be non-redeemable so long as they are held by the Sponsors or their permitted transferees. If the Private Placement Warrants are held by someone other than the Sponsors or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants included in the Units sold in the Public Offering. Otherwise, the Private Placement Warrants have terms and provisions that are identical to those of the Public Warrants sold as part of the units in the Public Offering and have no net cash settlement provisions.

If the Company does not complete the Business Combination, then the Private Placement Warrants proceeds will be part of the liquidation distribution to the public stockholders and the Private Placement Warrants will expire worthless.

Registration Rights

The holders of the Founder Shares and Private Placement Warrants hold registration rights to require the Company to register the sale of any of the securities held by them pursuant to a registration rights agreement. The holder of Units and Founder Shares to be purchased in the Contingent Forward Purchase will also hold similar registration rights. The holders of these securities will be entitled to make up to three demands, excluding short form registration demands, that the Company register such securities for sale under the Securities Act. In addition, these holders will have “piggy-back” registration rights to include their securities in other registration statements filed by the Company. However, the registration rights agreement provides that the Company will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lock up period. The Company will bear the costs and expenses of filing any such registration statements.

Related Party Note

Apple Orange LLC, a Terrapin Sponsor, loaned the Company $200,000 by the issuance of unsecured promissory notes (the “Notes”) to cover expenses related to the Public Offering. In addition, MIHI LLC advanced the Company additional amounts for certain costs related to the Public Offering. These Notes and advances were repaid in full on July 22, 2014 from the proceeds of the Public Offering.

6. COMMITMENTS

The underwriter will be entitled to a deferred fee of three and one-half percent (3.5%) of the gross amount raised in the Public Offering payable in cash upon the closing of a Business Combination.

7. STOCKHOLDERS’ EQUITY

On May 19, 2014, the Company implemented an approximate 1.0131-for-1 stock split, recharaacterized its Founder Shares as shares of Class F common stock, and authorized the issuance of Class A common stock and undesignated common stock.

Common Stock

Class A Common Stock — The Company is authorized to issue 90,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each Class A common share. At June 30, 2014, there were no shares of Class A common stock issued and outstanding.

Class F Common Stock — The Company is authorized to issue 10,000,000 shares of Class F common stock with a par value of $0.0001 per share. Holders of the Company’s Class F common stock are entitled to one vote for each Class F common share. Shares of Class F common stock are convertible into shares of Class A common stock at a ratio of one-for-one. In the case that additional shares of Class A common stock, or equity-linked securities, are deemed issued in excess of the amounts offered in the Public Offering and related to the closing of the Business Combination, shares of Class F common stock are subject to future modification to provide for an adjustment to the ratio by which they shall convert into shares of Class A common stock. Such adjustment will result in additional shares of Class A common stock issuable upon the conversion of Class F common stock. The number of shares of Class A common stock issuable upon conversion of all shares of Class F common stock will equal, in the aggregate, 20% of the total number of all shares of Class A common stock sold in the Public Offering plus all common shares or equity-linked securities deemed to be issued in connection with the Business Combination, excluding any shares or equity-linked securities issued, or issuable, to any seller in the Business Combination or pursuant to warrants issued to the Sponsors plus Class F common stock and the Class A common stock (but not the warrants) issued pursuant to the forward purchase contract with the Macquarie Sponsor. At June 30, 2014, there were 5,318,750 shares of Class F common stock issued and outstanding.

Common Stock — The Company is authorized to issue 10,000,000 shares of undesignated common stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. At June 30, 2014, there were no shares of undesignated common stock issued and outstanding.

Preferred Stock

Preferred Stock — The Company is authorized to issue 10,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. At June 30, 2014, there were no shares of preferred stock issued and outstanding.

8. SUBSEQUENT EVENTS

The Company has evaluated subsequent events occurring after the balance sheet date. Based on this evaluation, the Company has determined that no subsequent events, except for the matters discussed below, have occurred which require disclosure in the interim financial statements.

On July 22, 2014, the Company completed the Public Offering of 21,275,000 Units which were issued at a purchase price of $10.00 per Unit generating gross proceeds of $212,750,000 (including 2,775,000 Units offered upon the exercise of the underwriter’s over-allotment option in full). Simultaneous with the Public Offering, the Sponsors purchased an aggregate of 12,000,000 Private Placement Warrants at a price of $0.50 per warrant or $6,000,000 in the aggregate.

8. SUBSEQUENT EVENTS-(continued)

Expense Advance Agreement

On July 16, 2014, the Sponsors entered into an agreement to advance to the Company, as may be requested by the Company, up to $1,000,000 in the aggregate, allocated half to the Macquarie Sponsor and half to the Terrapin Sponsors, in each instance in the form of a promissory note. Such note(s) shall bear no interest and shall be convertible into Public Warrants at a price of $0.50 at the option of the note holder. As of August 26, 2014, no balance was due under this agreement.

Administrative Service Agreement

Commencing on July 17, 2014, the Company has agreed to pay $10,000 a month for office space, administrative services and secretarial support to Terrapin Partners LLC, an affiliate of Apple Orange LLC, a Terrapin Sponsor. Upon the completion of the Business Combination or the liquidation of the Company, the Company will cease paying these monthly fees.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this report to “we,” “us” or the “Company” refer to Terrapin 3 Acquisition Corporation. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Apple Orange LLC, Noyac Path LLC, and Periscope LLC (together the “Terrapin Sponsors”), and MIHI LLC (the “Macquarie Sponsor”; together with the Terrapin Sponsors, the “Sponsors”). The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this Item 2 regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. When used in this Form 10-Q, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or the Company’s management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, the Company’s management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on the Company’s behalf are qualified in their entirety by this paragraph.

Overview

We are a blank check company incorporated on December 27, 2013 as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (“Business Combination”). The accompanying financial statements recognize December 31, 2013, the date of initial funding, as the Company’s date of inception. We intend to effectuate our Business Combination using cash from the proceeds of our initial public offering (the “Public Offering”) and a sale of warrants in a private placement that occurred simultaneously with the completion of the Public Offering (the “Private Placement Warrants”), our capital stock, debt or a combination of cash, stock and debt.

Results of Operations

For the period from December 31, 2013 (inception) through June 30, 2014, we had a net loss of $355 and incurred costs of $227,315 with regard to the Company’s Public Offering which were classified as deferred offering costs on the Company’s balance sheet.

The Company’s entire activity from December 31, 2013 (inception) through June 30, 2014, was in preparation for the Public Offering, which was consummated on July 22, 2014. We believe that we have sufficient funds available to complete our efforts to effect a Business Combination with an operating business within the required 24 months from our Public Offering.

Liquidity and Capital Resources

As of June 30, 2014, we had cash of $93,676. Until the consummation of the Public Offering, the Company’s only source of liquidity was an initial purchase of shares of our common stock by the Sponsors and a series of advances made by the Sponsors and additional monies loaned under certain unsecured promissory notes.

Subsequent to the quarterly period covered by this report, on July 22, 2014, we consummated the Public Offering of 21,275,000 units at a price of $10.00 per unit. Simultaneously with the consummation of the Public Offering, we consummated the private sale of an aggregate of 12,000,000 warrants, each exercisable to purchase one-half of one share of our Class A common stock at $5.75 per half share ($11.50 per whole share), to the Sponsors at a price of $0.50 per warrant, generating gross proceeds of $12,000,000. We received net proceeds from the Company’s Public Offering and the sale of the Private Placement Warrants of approximately $212,750,000, net of the non-deferred portion of the underwriting commissions of $4,250,000 (none of which were incurred from December 31, 2013 through June 30, 2014) and offering costs and other expenses of approximately $4,762,670 (none of which were incurred from December 31, 2013 through June 30, 2014). For a description of the proceeds generated in the Company’s Public Offering and a discussion of the use of such proceeds, refer to Note 4 of the unaudited financial statements included in Part I, Item 1 and in Part II, Item 2 of this Report.

Off-balance sheet financing arrangements

We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements.

We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or entered into any non-financial assets.

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities other than an agreement to pay our Terrapin Sponsor, or an entity affiliated by it, a monthly fee of $10,000 for office space, secretarial and administrative services provided to the Company. Upon completion of a Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. We began incurring these fees on July 17, 2014 and will continue to incur these fees monthly until the earlier of the completion of the Business Combination or the Company’s liquidation.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. The Company has identified the following as its critical accounting policies:

Loss per common share

Loss per share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding for the period.

Critical Accounting Policies-(continued)

Income taxes

Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

Deferred Offering Costs

Deferred offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the Public Offering and that were charged to stockholders’ equity upon the completion of the Public Offering on July 22, 2014.

Recent accounting pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

All activity through June 30, 2014 relates to our formation and the preparation for our Public Offering. We did not have any financial instruments that were exposed to market risks at June 30, 2014.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2013. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Factors that could cause our actual results to differ materially from those in this report are any of the risks described in our prospectus dated July 17, 2014 filed with the SEC. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Report, there have been no material changes to the risk factors disclosed in our prospectus dated July 17, 2014 filed with the SEC, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

None.

Use of Proceeds

Subsequent to the quarterly period covered by this report, on July 22, 2014, we consummated our Public Offering of 21,275,000 units (including 2,775,000 units offered pursuant to the full exercise of the underwriter’s over-allotment option), with each unit consisting of one share of our Class A common stock and one warrant to purchase one-half of one share of our Class A common stock at an exercise price of $5.75 per half share ($11.50 per whole share). No fractional shares will be issued upon exercise of the warrants. If, upon exercise of the warrants, a holder would be entitled to receive a fractional interest in a share, we will, upon exercise, round down to the nearest whole number the number of shares of Class A common stock to be issued to the warrant holder. Each warrant will become exercisable on the later of 30 days after the completion of our Business Combination or 12 months from the closing of the Public Offering. However, if we do not complete a Business Combination within the period allotted to complete the Business Combination, the warrants will expire at the end of such period. If we are unable to deliver registered shares of Class A common stock to the holder upon exercise of warrants issued in connection with the 21,275,000 units during the exercise period, there will be no net cash settlement of these warrants and the warrants will expire worthless, unless they may be exercised on a cashless basis in the circumstances described in the warrant agreement. The warrants will expire at 5:00 p.m., New York City time, five years after the completion of our initial Business Combination or earlier upon redemption or liquidation. Once the warrants issued in connection with the Public Offering become exercisable, we may redeem those outstanding warrants in whole and not in part at a price of $0.01 per warrant upon a minimum of 30 days’ prior written notice of redemption, but if, and only if, the last sale price of our Class A common stock equals or exceeds $24.00 per share for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which we send the notice of redemption to the warrant holders.

The units in the Public Offering were sold at an offering price of $10.00 per unit, generating total gross proceeds of $212,750,000. Deutsche Bank Securities Inc. acted as underwriter. The securities sold in the offering were registered under the Securities Act on a registration statement on Form S-1 (No. 333-196980). The SEC declared the registration statement effective on July 16, 2014.

 We paid a total of $4,250,000 in underwriting discounts and commissions and approximately $512,670 for other costs and expenses related to the offering. In addition, Deutsche Bank Securities Inc. agreed to defer $7,446,250 in underwriting discounts and commissions, which amount will be payable upon consummation of the Business Combination, if consummated. Concurrent with the closing of our Public Offering, we repaid our Terrapin Sponsor $200,000 in satisfaction of certain outstanding promissory notes and repaid our Macquarie Sponsor $79,968 in satisfaction of certain advances against expenses.

After deducting the underwriting discounts and commissions (excluding the deferred portion of $7,446,250 in underwriting discounts and commissions, which amount will be payable upon consummation of the Business Combination if consummated) and the offering expenses, the total net proceeds from our Public Offering and the private placement of Sponsor Warrants was approximately $214,000,000, of which $212,750,000 (or $10.00 per Unit sold in the Public Offering) was placed in the Trust Account.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Description
31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1*	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
32.2*	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase
101.DEF**	XBRL Taxonomy Extension Definition Linkbase
101.LAB**	XBRL Taxonomy Extension Label Linkbase
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.

**	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TERRAPIN 3 ACQUISITION CORPORATION

Date: August 26, 2014	/s/ Sanjay Arora
Name: Sanjay Arora
Title: Chief Executive Officer
(Principal Executive Officer)

Date: August 26, 2014	/s/ Guy Barudin
Name: Guy Barudin
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)

