Form 10-Q
period 2014-09-30
Terrapin 3 Acquisition Corp
filed 2014-11-14
CIK 1608298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to ______.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company.  See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☒  No ☐

As of November 14, 2014, there were 21,275,000 shares of the Company’s Class A common stock and 5,318,750 shares of the Company’s Class F common stock issued and outstanding.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TERRAPIN 3 ACQUISITION CORPORATION

(a corporation in the development stage)

BALANCE SHEETS

	September 30, 2014	December 31, 2013
	(unaudited)
ASSETS
Current assets:
Cash	$1,084,359	$25,000
Prepaid expenses	97,081	-
Total current assets	1,181,440	25,000

Cash equivalents held in Trust Account	212,750,003	-

Total assets	$213,931,443	$25,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accrued expenses	$1,312	$-
Accrued formation and offering costs	8,832	-
Due to affiliates	335
Total current liabilities	10,479	-

Deferred underwriting compensation	7,451,250	-

Total liabilities	7,461,729	-

Class A common stock subject to possible redemption; 20,146,971 (at redemption value of $10.00 per share)	201,469,710	-

Stockholders’ equity
Preferred stock, $.0001 par value, 10,000,000 shares authorized; none issued and outstanding	-	-

Common stock, $.0001 par value, 10,000,000 shares authorized; none issued and outstanding	-	-

Class F Common stock, $.0001 par value, 10,000,000 shares authorized; 5,318,750 shares issued and outstanding	532	532

Class A Common stock, $.0001 par value, 90,000,000 shares authorized;1,128,029 shares issued and outstanding (excluding 20,146,971 shares subject to redemption)	113	-

Additional paid-in capital	5,090,725	24,468
Deficit accumulated during the development stage	(91,366)	-
Total stockholders’ equity	5,000,004	25,000

Total liabilities and stockholders’ equity	$213,931,443	$25,000

See accompanying notes to financial statements.

TERRAPIN 3 ACQUISITION CORPORATION (a corporation in the development stage) STATEMENTS OF OPERATIONS (unaudited)

	Three Months Ended September 30, 2014	Period from December 31, 2013 (date of inception) to September 30, 2014

Revenue	$-	$-

Formation and operating costs	91,032	91,388

Loss from operations	(91,032)	(91,388)

Interest and dividend income	21	22

Net loss attributable to common shares	$(91,011)	$(91,366)

Weighted average number of common shares outstanding - basic and diluted (excluding shares subject to possible redemption)	6,170,317	5,604,678

Net loss per common share - basic and diluted	$(0.01)	$(0.02)

See accompanying notes to financial statements

TERRAPIN 3 ACQUISITION CORPORATION

(a corporation in the development stage)

STATEMENT OF STOCKHOLDERS’ EQUITY

For the Period from December 31, 2013 (inception) to September 30, 2014

(unaudited)

	Common Stock Class A		Common Stock Class F		Additional Paid-in Capital	Deficit Accumulated During the Development Stage	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Sale of common stock to initial stockholders on December 31, 2013 at approximately $0.00465 per share	-	$-	5,318,750	$532	$24,468	$-	$25,000

Proceeds from Public Offering on July 22, 2014 of 21,275,000 shares of common stock	21,275,000	2,128			212,747,872	-	212,750,000

Proceeds from Public Offering subject to possible redemption (at $10.00 per share)	(20,146,971)	(2,015)			(201,467,695)		(201,469,710)

Underwriter’s fee and offering expenses	-	-			(12,213,920)	-	(12,213,920)

Proceeds from private placement of 12,000,000 warrants on July 22, 2014	-	-			6,000,000	-	6,000,000

Net loss attributable to common shares	-	-	-	-	-	(91,366)	(91,366)

Balances at September 30, 2014 (unaudited)	1,128,029	$113	5,318,750	$532	$5,090,725	$(91,366)	$5,000,004

See accompanying notes to financial statements.

TERRAPIN 3 ACQUISITION CORPORATION (a corporation in the development stage) STATEMENTS OF CASH FLOWS (unaudited)

	Nine Months Ended September 30, 2014	December 31, 2013 (inception) to September 30, 2014
Cash flows used in operating activities:
Net loss	$(91,366)	$(91,366)
Changes in operating assets and liabilities:
Prepaid expenses	(97,081)	(97,081)
Accrued operating expenses and accounts payable	1,312	1,312
Net cash used in operating activities	(187,135)	(187,135)

Cash flows from Investing Activities
Principal deposited in Trust Account	(212,750,000)	(212,750,000)
Interest reinvested into Trust Account	(3)	(3)
Net cash used in investing activities	(212,750,003)	(212,750,003)

Cash flows from financing activities:
Proceeds from sale of common stock to initial stockholders		25,000
Net Proceeds from Public Offering, after payment of upfront underwriting fee	208,500,000	208,500,000
Net proceeds from private placement of warrants	6,000,000	6,000,000
Changes in due to affiliates	334	334
Payment of offering costs	(503,837)	(503,837)
Proceeds from note payable, stockholder	200,000	200,000
Principal payments on note payable, stockholder	(200,000)	(200,000)
Net cash provided by financing activities	213,996,497	214,021,497

Net increase in cash	1,059,359	1,084,359
Cash at beginning of the period	25,000
Cash at end of the period	$1,084,359	$1,084,359

Supplemental disclosure of noncash financing activities:
Accrued offering costs	$8,832	$8,832
Deferred underwriter’s fee	$7,451,250	$7,451,250

See accompanying notes to financial statements.

TERRAPIN 3 ACQUISITION CORPORATION

(a corporation in the development stage)

NOTES TO FINANCIAL STATEMENTS

(unaudited)

1.	INTERIM FINANCIAL INFORMATION

The accompanying unaudited interim financial statements of Terrapin 3 Acquisition Corporation (a corporation in the development stage) (the "Company") should be read in conjunction with the audited financial statements and notes thereto included in the Company's Prospectus filed with the Securities and Exchange Commission (the "SEC") on July 17, 2014. The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, since they are interim statements, the accompanying financial statements do not include all the information and notes required by GAAP for complete financial statement presentation. In the opinion of management, the interim financial statements reflect all adjustments (consisting of normal, recurring adjustments) that are necessary for a fair presentation of the financial position, results of operations, and cash flows for the interim periods presented. Interim results are not necessarily indicative of results for a full year.

2.	DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

The Company is a newly organized blank check company incorporated in Delaware on December 27, 2013. The Company was formed for the purpose of acquiring, through a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, exchangeable share transaction or other similar business transaction, one or more operating businesses or assets that the Company has not yet identified (“Business Combination”). The Company has neither engaged in any operations nor generated any operating revenue to date. The Company is considered to be in the development stage as defined in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 915, “Development Stage Entities” and is subject to the risks associated with activities of development stage companies. The Company has selected December 31 as its fiscal year end.

The initial stockholders of the Company, Apple Orange LLC, Noyac Path LLC, Periscope LLC, (together the “Terrapin sponsor”), and Terrapin Partners Employee Partnership 3 LLC, and MIHI LLC (the “Macquarie sponsor”; together with the Terrapin sponsor, the “Sponsors”) and Terrapin Partners Green Employee Partnership, LLC have agreed, in the event the Company is required to seek stockholder approval of its Business Combination, to vote their founders shares and any public shares held, in favor of approving the Business Combination.

Financing

The registration statement for the Company’s initial public offering (the “Public Offering” as described in Note 3) was declared effective by the United States Securities and Exchange Commission (“SEC”) on July 16, 2014. The Sponsors purchased, simultaneously with the closing of the Public Offering, $6,000,000 of warrants in a private placement (Note 4).

Upon the closing of the Public Offering and the private placement, $212,750,000 was placed in a trust account with the Continental Stock Transfer & Trust Company (the “Trust Account”) acting as trustee.

Trust Account

The Trust Account can be invested only in U.S. government treasury bills with a maturity of one hundred and eighty (180) days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940 which invest only in direct U.S. government obligations.

The Company’s amended and restated certificate of incorporation provides that, other than the withdrawal of interest to pay taxes or for working capital, if any, none of the funds held in trust will be released until the earlier of: (i) the completion of the Business Combination; or (ii) the redemption of 100% of the shares of common stock included in the units sold in the Public Offering if the Company is unable to complete the Business Combination within 24 months from the closing of the Public Offering.

TERRAPIN 3 ACQUISITION CORPORATION

(a corporation in the development stage)

Business Combination

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Public Offering, although substantially all of the net proceeds of the Public Offering are intended to be generally applied toward consummating the Business Combination with (or acquisition of) a Target Business. As used herein, “Target Business” means one or more target businesses that together have a fair market value equal to at least 80% of the balance in the trust account (less any deferred underwriting commissions and taxes payable on interest earned) at the time the Company signs a definitive agreement in connection with the Business Combination. There is no assurance that the Company will be able to successfully effect the Business Combination.

The Company, after signing a definitive agreement for the Business Combination, will either (i) seek stockholder approval of the Business Combination at a meeting called for such purpose in connection with which stockholders may seek to redeem their shares, regardless of whether they vote for or against the Business Combination, for cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the Business Combination, including interest but less taxes payable and funds released for working capital, or (ii) provide stockholders with the opportunity to sell their shares to the Company by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount in cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to commencement of the tender offer, including interest but less taxes payable and funds released for working capital. The decision as to whether the Company will seek stockholder approval of the Business Combination or will allow stockholders to sell their shares in a tender offer will be made by the Company, solely in its discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require the Company to seek stockholder approval, unless a vote is required by NASDAQ rules. If the Company seeks stockholder approval, it will complete its Business Combination only if a majority of the outstanding shares of common stock voted are voted in favor of the Business Combination. However, in no event will the Company redeem or repurchase its public shares in an amount that would cause its net tangible assets to be less than $5,000,001. In such case, the Company would not proceed with the redemption or repurchase of its public shares and the related Business Combination, and instead may search for an alternate Business Combination.

If the Company holds a stockholder vote or there is a tender offer for shares in connection with the Business Combination, public stockholders will have the opportunity to have public shares redeemed or repurchased for an amount in cash equal to its pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the Business Combination or commencement of the tender offer, respectively, including interest but less taxes payable and funds released for working capital. As a result, such shares have been classified as common stock subject to possible redemption, in accordance with ASC 480, “Distinguishing Liabilities from Equity.”

The Company will only have 24 months from the closing date of the Public Offering to complete its Business Combination. If the Company does not complete the Business Combination within this period of time, it shall (i) cease all operations except for the purposes of winding up; (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the public shares of common stock for a per share pro rata portion of the Trust Account, including interest, but less taxes payable and funds released for working capital (less up to $50,000 of such net interest to pay dissolution expenses) and (iii) as promptly as possible following such redemption, dissolve and liquidate the balance of the Company’s net assets to its remaining stockholders, as part of its plan of dissolution and liquidation. The Sponsors and other initial stockholders have entered into letter agreements with the Company, pursuant to which they have waived their rights to participate in any redemption with respect to their initial shares; however, if the Sponsors or any of the Company’s officers, directors or affiliates acquire shares of common stock in or after the Public Offering, they will be entitled to a pro rata share of the Trust Account upon the Company’s redemption or liquidation in the event the Company does not complete the Business Combination within the required time period.

In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the initial public offering price per unit in the Public Offering.

TERRAPIN 3 ACQUISITION CORPORATION

(a corporation in the development stage)

Emerging Growth Company

Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard.

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying financial statements are presented in U.S. dollars in conformity with GAAP and pursuant to the rules and regulations of the SEC. The accompanying financial statements recognize December 31, 2013, the date of initial funding, as the Company’s date of inception.

Development stage company

The Company complies with the reporting requirements of FASB ASC Topic 915, “Development Stage Entities”. At September 30, 2014, the Company has not commenced any operations nor generated revenue to date. All activity through September 30, 2014 relates to the Company’s formation, preparation for the Public Offering, and search for a target for the Business Combination. The Company will not generate any operating revenues until after completion of a Business Combination, at the earliest. Subsequent to the consummation of the Public Offering, the Company is generating non-operating income in the form of interest income on the designated Trust Account.

Net loss per common share

Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss per share by the weighted average number of shares of common stock outstanding, plus, to the extent dilutive, the incremental number of shares of common stock to settle warrants, as calculated using the treasury stock method. At September 30, 2014, the Company had outstanding warrants to purchase 16,637,500 shares of common stock. For all periods presented, the weighted average of these shares was excluded from the calculation of diluted loss per share of common stock because their inclusion would have been anti-dilutive. Therefore, dilutive loss per share of common stock is equal to basic loss per share of common stock.

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

TERRAPIN 3 ACQUISITION CORPORATION

(a corporation in the development stage)

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

Deferred offering costs

Deferred offering costs consist of legal and accounting fees incurred through the balance sheet date that are directly related to the Public Offering. Upon consummation of the Public Offering on July 22, 2014, offering costs of approximately $12,214,000 (including approximately $11,700,000 in underwriter fees) were incurred and have been charged to stockholders' equity as of September 30, 2014.

Common Stock Subject to Possible Redemption

As discussed in Note 4, all of the 21,275,000 shares of Class A common stock sold as part of the units in the Public Offering contain a redemption feature which allows for the redemption of shares of Class A common stock under the Company’s liquidation, tender offer, or stockholder approval provisions. In accordance with ASC 480, redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Although the Company did not specify a maximum redemption threshold, its charter provides that in no event will it redeem its public shares in an amount that would cause its net tangible assets (stockholders’ equity) to be less than $5,000,001. Accordingly, at September 30, 2014, 20,146,971 of the 21,275,000 public shares were classified outside of permanent equity at its redemption value.

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

FASB ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits as of September 30, 2014. No amounts were accrued for the payment of interest and penalties at September 30, 2014. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

TERRAPIN 3 ACQUISITION CORPORATION

(a corporation in the development stage)

Recently issued accounting standards

In June 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-10. The amendments in ASU 2014-10 are effective for public business entities for annual reporting periods beginning after December 15, 2014 and remove all incremental financial reporting requirements from U.S. GAAP for development stage entities, including the removal of Topic 915, Development Stage Entities, from the FASB Accounting Standards Codification. In addition, the ASU: (a) adds an example disclosure in Topic 275, Risks and Uncertainties, to illustrate one way that an entity that has not begun planned principal operations could provide information about the risks and uncertainties related to the company’s current activities; and (b) removes an exception provided to development stage entities in Topic 810, Consolidation, for determining whether an entity is a variable interest entity.

4.	PUBLIC OFFERING

On July 22, 2014, the Company sold 21,275,000 units at a price of $10.00 per unit (the “Public Units’) in the Public Offering, including the sale of units upon full exercise of the underwriters’ overallotment option. Each Unit consists of one share of the Company’s Class A common stock, $0.0001 par value per share , and one redeemable Class A common stock purchase warrant (the “Public Warrants”).

 Under the terms of the warrant agreement, the Company has agreed to use its best efforts to file a new registration statement under the Securities Act following the completion of the Business Combination. Each Public Warrant entitles the holder to purchase one-half of one share of Class A common stock at an exercise price of $5.75 per half share. No fractional shares will be issued upon exercise of the warrants. If, upon exercise of the warrants, a holder would be entitled to receive a fractional interest in a share, the Company will, upon exercise, round down to the nearest whole number the number of shares of common stock to be issued to the warrant holder. Each Public Warrant will become exercisable on the later of 30 days after the completion of the Company’s Business Combination or 12 months from the closing of the Public Offering and will expire five years after the completion of the Company’s Business Combination or earlier upon redemption or liquidation. However, if the Company does not complete its Business Combination on or prior to the 24-month period allotted to complete the Business Combination, the Public Warrants will expire at the end of such period. If the Company is unable to deliver registered shares of common stock to the holder upon exercise of Public Warrants issued in connection with the 21,275,000 Public Units during the exercise period, there will be no net cash settlement of these Public Warrants and the Pubic Warrants will expire worthless, unless they may be exercised on a cashless basis in the circumstances described in the warrant agreement. Once the warrants become exercisable, the Company may redeem the outstanding warrants in whole and not in part at a price of $0.01 per warrant upon a minimum of 30 days’ prior written notice of redemption, only in the event that the last sale price of the Company’s shares of common stock equals or exceeds $24.00 per share for any 20 trading days within the 30-trading day period ending on the third trading day before the Company sends the notice of redemption to the warrant holders.

The Company paid an upfront underwriting discount of $4,250,000 (approximately 2.0%) of the per unit offering price to the underwriters at the closing of the Public Offering, with an additional fee (the “Deferred Discount”) of $7,451,250 (approximately 3.5%) of the gross offering proceeds payable upon the Company’s completion of the Business Combination. The Deferred Discount will become payable to the underwriters from the amounts held in the Trust Account solely in the event the Company completes its Business Combination. The underwriters are not entitled to any interest accrued on the Deferred Discount.

5.	RELATED PARTY TRANSACTIONS

Founder Shares

On December 31, 2013, the Company issued an aggregate of 5,250,000 units, each unit consisting of 1 share of common stock and 1 warrant to purchase one half of one share of common stock, to the Terrapin sponsor and Terrapin Partners Employee Partnership 3 LLC (the “Founder Units”) for an aggregate purchase price of $25,000. On May 15, 2014, the Company cancelled the warrants issued as part of these Founder Units resulting in the net issuance of 5,250,000 shares (“Founder Shares”). On May 19, 2014, the Company implemented an approximate 1.0131 for 1 stock split, re-characterized its Founder Shares as Class F common shares, and authorized the issuance of Class A common stock and undesignated shares. Further, on May 19, 2014, Apple Orange LLC sold 1,211,563 Founder Shares to the Macquarie Sponsor and transferred 56,061 Founder Shares to Terrapin Partners Green Employee Partnership, LLC, an affiliate of Apple Orange LLC. The Founder Shares are identical to the Class A common stock included in the Public Units sold in the Public Offering except that the Founder Shares are subject to certain transfer restrictions and contingent adjustments, as described in more detail below (Note 9).

TERRAPIN 3 ACQUISITION CORPORATION

(a corporation in the development stage)

The initial stockholders have agreed not to transfer, assign or sell any of their Founder Shares until one year after the Business Combination (the “lock up”). Notwithstanding the foregoing, if the last sale price of the common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial Business Combination, or if the Company consummates a transaction after the initial Business Combination which results in the stockholders having the right to exchange their shares for cash or property, the Founder Shares will be released from the lock up.

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

Redemption – Although the initial stockholders have waived their redemption rights with respect to the Founder Shares if the Company fails to complete the Business Combination within the prescribed time frame, they will be entitled to redemption rights with respect to any public shares they may own.

Contingent Forward Purchase

The Macquarie sponsor has committed to purchase, and the Company has committed to sell, 4,000,000 units on the same terms as the sale of units in the Public Offering (except for certain transfer restrictions) at $10.00 per unit, in a private placement for gross proceeds of approximately $40,000,000 to occur concurrently with the consummation of the Business Combination. The funds will be used as part of consideration to the sellers in the Business Combination; any excess funds from this private placement will be used for working capital in the post-transaction company. This commitment is independent of the percentage of stockholders selecting to redeem their shares and provides the Company with a minimum funding level for the Business Combination. In exchange for this commitment, the Company has agreed to issue to the Macquarie sponsor 1,000,000 Class F Founder Shares at the closing of the Business Combination and such private placement.

Private Placement Warrants

The Sponsors have purchased from the Company an aggregate of 12,000,000 warrants at a price of $0.50 per warrant (a purchase price of $6,000,000) in a private placement that occurred simultaneously with the completion of the Public Offering (the “Private Placement Warrants”). Each Private Placement Warrant entitles the holder to purchase one-half of one share of Class A common stock at $5.75 per half share. The purchase price of the Private Placement Warrants was added to the proceeds from the Public Offering held in the Trust Account pending completion of the Business Combination.

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

TERRAPIN 3 ACQUISITION CORPORATION

(a corporation in the development stage)

If the Company does not complete the Business Combination, then the Private Placement Warrants proceeds will be part of the liquidation distribution to the public stockholders and the Private Placement Warrants will expire worthless.

Registration Rights

The holders of the Founder Shares and Private Placement Warrants hold registration rights to require the Company to register the sale of any of the securities held by them pursuant to a registration rights agreement. The holders of Units (and underlying securities) and Founder Shares purchased in the Contingent Forward Purchase hold similar registration rights. The holders of these securities will be entitled to make up to three demands, excluding short form registration demands, that the Company register such securities for sale under the Securities Act. In addition, these holders will have “piggy-back” registration rights to include their securities in other registration statements filed by the Company. However, the registration rights agreement provides that the Company will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lock up period. The Company will bear the costs and expenses of filing any such registration statements.

Related Party Note Payable

Apple Orange LLC, a Terrapin sponsor, had loaned the Company $200,000 by the issuance of an unsecured promissory note (the “Note”) for $200,000 to cover expenses related to the Public Offering. This Note was non-interest bearing and payable on the earlier of September 30, 2014 or out of the proceeds from the Public Offering. The Note was repaid in full on July 22, 2014.

Expense Advance Agreement

On July 16, 2014, the Sponsors entered into an agreement to advance to the Company, as may be requested by the Company, up to $500,000 each, for an aggregate of $1,000,000, in working capital loans in the form of promissory notes to be provided to fund expenses relating to investigating and selecting a target business and other working capital requirements prior to the Business Combination. Such note(s) shall bear no interest and shall be convertible into Public Warrants at a price of $0.50 at the option of the note holder. At September 30, 2014, no balance was due under this agreement.

Administrative Service Agreement

Commencing on July 17, 2014, the Company has agreed to pay $10,000 a month for office space, administrative services and secretarial support to Terrapin Partners LLC, an affiliate of the Terrapin sponsor. Upon the completion of the Business Combination or the liquidation of the Company, the Company will cease paying these monthly fees.

6.	COMMITMENTS

The Company is committed to pay the Deferred Discount totaling $7,451,250 (approximately 3.5%) of the gross offering proceeds of the Public Offering, to the underwriters upon the Company’s consummation of the Business Combination. The underwriters are not entitled to any interest accrued on the Deferred Discount, and no Deferred Discount is payable to the underwriters if there is no Business Combination.

7.	TRUST ACCOUNT

A total of $212,750,000, which includes $206,750,000 of the net proceeds from the Public Offering and $6,000,000 from the sale of the Private Placement Warrants, has been placed in the Trust Account. As of September 30, 2014, the balance in the Trust Account was $212,750,003.

TERRAPIN 3 ACQUISITION CORPORATION

(a corporation in the development stage)

8.	FAIR VALUE MEASUREMENTS

The Company complies with ASC 820, “Fair Value Measurement”, for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually. The adoption of ASC 820 did not have an impact on the Company’s financial position or results of operations.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2014, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability:

Description	September 30, 2013 (unaudited)	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Restricted cash equivalents held in Trust Account	$212,750,003	$212,750,003	$-	$-

9.	STOCKHOLDERS’ EQUITY

On May 19, 2014, the Company implemented an approximate 1.0131-for-1 stock split, re-characterized its Founder Shares as shares of Class F common stock, and authorized the issuance of Class A common stock and undesignated common stock.

Common Stock

Class A Common Stock — The Company is authorized to issue 90,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each Class A common share. At September 30, 2014, there were 21,275,000 shares of Class A common stock issued and outstanding, which includes 20,146,971 shares subject to possible redemption.

Class F Common Stock — The Company is authorized to issue 10,000,000 shares of Class F common stock with a par value of $0.0001 per share. Holders of the Company’s Class F common stock are entitled to one vote for each Class F common share. Shares of Class F common stock are convertible into shares of Class A common stock at a ratio of one-for-one. In the case that additional shares of Class A common stock, or equity-linked securities, are deemed issued in excess of the amounts offered in the Public Offering and related to the closing of the Business Combination, shares of Class F common stock are subject to future modification to provide for an adjustment to the ratio by which they shall convert into shares of Class A common stock. Such adjustment will result in additional shares of Class A common stock issuable upon the conversion of Class F common stock. The number of shares of Class A common stock issuable upon conversion of all shares of Class F common stock will equal, in the aggregate, 20% of the total number of all shares of Class A common stock sold in the Public Offering plus all common shares or equity-linked securities deemed to be issued in connection with the Business Combination, excluding any shares or equity-linked securities issued, or issuable, to any seller in the Business Combination or pursuant to warrants issued to the Sponsors plus Class F common stock and the Class A common stock (but not the warrants) issued pursuant to the forward purchase contract with the Macquarie sponsor. At September 30, 2014, there were 5,318,750 shares of Class F common stock issued and outstanding.

Common Stock — The Company is authorized to issue 10,000,000 shares of undesignated common stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. At September 30, 2014, there were no shares of undesignated common stock issued and outstanding.

Preferred Stock

Preferred Stock — The Company is authorized to issue 10,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. At September 30, 2014, there were no shares of preferred stock issued and outstanding.

TERRAPIN 3 ACQUISITION CORPORATION

(a corporation in the development stage)

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

Results of Operations

For the period from December 31, 2013 (inception) through September 30, 2014, we had a net loss of approximately $91,000 and incurred costs of approximately $12,214,000 with regard to the Company’s Public Offering which have been charged to stockholders’ equity.

The Company’s entire activity from December 31, 2013 (inception) through July 22, 2014, was in preparation for the Public Offering, which was consummated on that date. Since that date, the Company has engaged in a search for a target for the Business Combination. We believe that we have sufficient funds available to complete our efforts to effect a Business Combination with an operating business within the required 24 months from our Public Offering.

TERRAPIN 3 ACQUISITION CORPORATION

(a corporation in the development stage)

Liquidity and Capital Resources

As of September 30, 2014, we had cash of approximately $1,084,000 outside the Trust Account. Until the consummation of the Public Offering, the Company’s only source of liquidity was an initial purchase of shares of our common stock by the sponsors and a series of advances made by the sponsors and additional monies loaned under certain unsecured promissory notes.

On July 22, 2014, we consummated the Public Offering of 21,275,000 units at a price of $10.00 per unit. Simultaneously with the consummation of the Public Offering, we consummated the private sale of an aggregate of 12,000,000 warrants, each exercisable to purchase one-half of one share of our Class A common stock at $5.75 per half share ($11.50 per whole share), to the sponsors at a price of $0.50 per warrant, generating gross proceeds of $12,000,000. We received net proceeds from the Company’s Public Offering and the sale of the Private Placement Warrants of approximately $212,750,000, net of the non-deferred portion of the underwriting commissions of $4,250,000 (none of which were incurred from December 31, 2013 through July 22, 2014) and offering costs and other expenses of approximately $4,762,670 (none of which were incurred from December 31, 2013 through July 22, 2014). For a description of the proceeds generated in the Company’s Public Offering and a discussion of the use of such proceeds, refer to Note 4 of the unaudited financial statements included in Part I, Item 1 and in Part II, Item 2 of this Report.

As of September 30, 2014, $212,750,003 was held in the Trust Account (including $7,451,250 of deferred underwriting discounts and commissions and $6,000,000 from the sale of the Sponsor Warrants) and we had cash outside of trust of $1,084,000 and approximately $10,000 in accounts payable and accrued expenses, including accrued franchise tax payable. Through September 30, 2014, the Company had not withdrawn any funds from interest earned on the trust proceeds. Other than the deferred underwriting discounts and commissions, no amounts are payable to the underwriters of the Public Offering in the event of a Business Combination.

As described elsewhere in this report, the amounts in the Trust Account may be invested only in U.S. government treasury bills with a maturity of 180 days or less or money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. The current low interest rate environment may make it more difficult for such investments to generate sufficient funds, together with the amounts available outside the Trust Account, to locate, conduct due diligence, structure, negotiate and close a Business Combination. If we are required to seek additional capital in order to finance transaction costs in connection with an intended initial Business Combination, our Sponsor or an affiliate of our Terrapin sponsor and our Macquarie sponsor have committed up to $500,000 each, for an aggregate of $1,000,000, in working capital loans. If we consummate an initial Business Combination, we would repay such loaned amounts. In the event that the initial Business Combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment, other than the interest income earned thereon. Up to $1,000,000 of such loans may be convertible into warrants of the post Business Combination entity at a price of $0.50 per warrant at the option of the lender. The warrants would be identical to the placement warrants. The terms of any additional loans by our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. Any such loans would be repaid only from funds held outside the Trust Account or from funds released to us upon completion of a Business Combination. If we are unable to complete a Business Combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account.

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

TERRAPIN 3 ACQUISITION CORPORATION

(a corporation in the development stage)

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities other than an agreement to pay an entity affiliated with our Terrapin sponsor a monthly fee of $10,000 for office space, secretarial and administrative services provided to the Company. Upon completion of a Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. We began incurring these fees on July 17, 2014 and will continue to incur these fees monthly until the earlier of the completion of the Business Combination or the Company’s liquidation.

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

Loss per common share

Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss per share by the weighted average number of shares of common stock outstanding, plus, to the extent dilutive, the incremental number of shares of common stock to settle warrants, as calculated using the treasury stock method.

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

Common Stock Subject to Possible Redemption

As discussed in Note 4, all of the 21,275,000 shares of Class A common stock sold as part of the units in the Public Offering contain a redemption feature which allows for the redemption of shares of Class A common stock under the Company’s liquidation, tender offer, or stockholder approval provisions. In accordance with ASC 480, redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Although the Company did not specify a maximum redemption threshold, its charter provides that in no event will it redeem its public shares in an amount that would cause its net tangible assets (stockholders’ equity) to be less than $5,000,001. Accordingly, at September 30, 2014, 20,146,971 of the 21,275,000 public shares were classified outside of permanent equity at its redemption value.

Recent Accounting Pronouncements

In June 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-10. The amendments in ASU 2014-10 are effective for public business entities for annual reporting periods beginning after December 15, 2014 and remove all incremental financial reporting requirements from U.S. GAAP for development stage entities, including the removal of Topic 915, Development Stage Entities, from the FASB Accounting Standards Codification. In addition, the ASU: (a) adds an example disclosure in Topic 275, Risks and Uncertainties, to illustrate one way that an entity that has not begun planned principal operations could provide information about the risks and uncertainties related to the company’s current activities; and (b) removes an exception provided to development stage entities in Topic 810, Consolidation, for determining whether an entity is a variable interest entity.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

All activity through September 30, 2014 relates to our formation, the preparation for our Public Offering and searching for a target for the Business Combination. We did not have any financial instruments that were exposed to market risks at September 30, 2014.

TERRAPIN 3 ACQUISITION CORPORATION

(a corporation in the development stage)

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2014. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

On July 22, 2014, our sponsors purchased 12,000,000 warrants, or $6,000,000 in the aggregate, in a private placement that closed simultaneously with the closing of the Public Offering. Each private placement warrant is exercisable to purchase one-half of one share of our Class A common stock at $5.75 per half share. This issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

Our Macquarie sponsor entered into a contingent forward purchase contract with us to purchase, in a private placement for gross proceeds of approximately $40,000,000 to occur concurrently with the consummation of our initial business combination, 4,000,000 of our units on substantially the same terms as the sale of units in the Public Offering at $10.00 per unit, and 1,000,000 shares of Class F common stock on the same terms as the sale of shares of Class F common stock to our sponsors prior to the Public Offering. The funds from the sale of units will be used as part of the consideration to the sellers in the initial business combination; any excess funds from this private placement will be used for working capital in the post-transaction company. This commitment is independent of the percentage of stockholders electing to redeem their public shares and provides us with a minimum funding level for the initial business combination. All such securities will be issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

TERRAPIN 3 ACQUISITION CORPORATION

(a corporation in the development stage)

No underwriting discounts or commissions were or will be paid with respect to such sales.

Use of Proceeds

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

TERRAPIN 3 ACQUISITION CORPORATION

(a corporation in the development stage)

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Description
31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1*	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
32.2*	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.

TERRAPIN 3 ACQUISITION CORPORATION

(a corporation in the development stage)

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TERRAPIN 3 ACQUISITION CORPORATION

Date: November 14, 2014	/s/ Sanjay Arora
Name: Sanjay Arora
Title: Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2014	/s/ Guy Barudin
Name: Guy Barudin
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)

