Form 10-K
period 2014-12-31
Terrapin 3 Acquisition Corp
filed 2015-03-25
CIK 1608298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 001-36547

TERRAPIN 3 ACQUISITION CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	46-4388636
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

c/o Terrapin Partners, LLC 590 Madison Avenue New York, NY	10022
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: (212) 710-4100

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Name of Each Exchange on Which Registered:
Class A Common Stock, par value $0.0001 per share	The NASDAQ Stock Market LLC
Warrants to purchase one-half of one share of Class A Common Stock	The NASDAQ Stock Market LLC
Units, each consisting of one share of Class A Common Stock and one Warrant	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes   ☐     No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐     No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒     No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes   ☒     No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☒     No   ☐

As of June 30, 2014, the last business day of the registrant’s most recently completed second fiscal quarter, the registrant’s securities were not publicly traded. The registrant’s units began trading on the NASDAQ Capital Market on July 17, 2014 and the registrant’s shares of Class A common stock and warrants began trading on the NASDAQ Capital Market on August 18, 2014. The aggregate market value of the Class A common stock outstanding, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing sales price for the common stock on December 31, 2014, as reported on the Nasdaq Capital Market, was $206,367,500.

As of March 17, 2015, there were (i) 21,275,000 shares of Class A common stock, par value $0.0001 per share and (ii) 5,318,750 shares of Class F common stock, par value $0.0001 per share, of the registrant issued and outstanding.

Unless otherwise stated in this Annual Report on Form 10-K (this “Report”), references to:

•	“we,” “us,” “company” or “our company” are to Terrapin 3 Acquisition Corporation;

•	“public shares” are to shares of our Class A common stock sold as part of the units in our initial public offering (whether they were purchased in our initial public offering or thereafter in the open market);

•	“public stockholders” are to the holders of our public shares, including, without limitation, our initial stockholders and members of our management team to the extent our initial stockholders and/or members of our management team have purchased public shares, provided that each initial stockholder’s and member of our management team’s status as a “public stockholder” shall only exist with respect to such public shares;

•	“management” or our “management team” are to our executive officers and directors;

•	“Macquarie sponsor” are to MIHI LLC (“MIHI”), a Delaware corporation and a subsidiary of Macquarie Group Limited (ASX:MQG);

•	“Terrapin sponsor” are to Apple Orange LLC and Noyac Path LLC, both Delaware limited liability companies, and Periscope, LLC, a New Jersey limited liability company, affiliated with the families of Nathan Leight, our Chairman of the Board, Sanjay Arora, our Chief Executive Officer, and Guy Barudin, our Chief Operating Officer and Chief Financial Officer, respectively;

•	“sponsors” are to our Macquarie sponsor and our Terrapin sponsor, collectively;

•	“founder shares” are to shares of our Class F common stock, 5,318,750 of which have been issued to our initial stockholders prior to our initial public offering;

•	“common stock” are to Class A common stock and Class F common stock;

•	“private placement units” are to the 4,000,000 of our units our Macquarie sponsor intends to purchase on substantially the same terms as the sale of units in our initial public offering at $10.00 per unit, to occur concurrently with the consummation of our initial business combination;

•	“private placement warrants” are to the warrants issued to our sponsors in a private placement simultaneously with the closing of our initial public offering; and

•	“initial stockholders” are to holders of our founder shares prior to our initial public offering.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report, including, without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to:

•	our ability to complete our initial business combination;
•	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;
•	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;
•	our potential ability to obtain additional financing to complete our initial business combination;
•	our pool of prospective target businesses;
•	failure to maintain the listing on, or the delisting of our securities from, Nasdaq or an inability to have our securities listed on Nasdaq or another national securities exchange following our initial business combination;
•	the ability of our officers and directors to generate a number of potential investment opportunities;
•	our public securities’ potential liquidity and trading;
•	the lack of a market for our securities;
•	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance; or
•	our financial performance.

The forward-looking statements contained in this Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. Future developments affecting us may not be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) and other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors” beginning on page 21. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws. These risks and others described under “Risk Factors” may not be exhaustive.

By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. We caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and developments in the industry in which we operate may differ materially from those made in or suggested by the forward-looking statements contained in this Report. In addition, even if our results or operations, financial condition and liquidity, and developments in the industry in which we operate are consistent with the forward-looking statements contained in this Report, those results or developments may not be indicative of results or developments in subsequent periods.

PART I

Item 1.     Business

Introduction

We are a newly organized blank check company incorporated in December 2013 as a Delaware corporation formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, or similar business combination with one or more businesses.

Objective

We are seeking an initial business combination with a company that has an enterprise value of between $200 million and $1.25 billion, although a target entity with a smaller or larger enterprise value may be considered. Following the initial business combination, our objective will be to implement or support the acquired company’s operating strategies in order to generate additional value for stockholders. General goals may include additional acquisitions and operational improvements. Our efforts to identify a prospective target business will not be limited to a particular industry.

We believe that private equity firms and others will find the opportunity to enter into the initial business combination with us attractive for the following reasons:

•	Track Record of Our Management Team. Nathan Leight has served as chairman of two previous blank check companies that completed successful business combinations. Mr. Leight served as chairman of Aldabra Acquisition Corporation, or Aldabra 1, which completed a merger with affiliates of and into Great Lakes Dredge & Dock Corporation, or GLDD (NASDAQ: GLDD) in 2006. Mr. Leight later served as chairman, and Mr. Arora and Mr. Barudin served as key members of the management team of Aldabra 2 Acquisition Corp. or Aldabra 2, which completed a merger in 2008 with certain paper and packaging businesses. The resulting company was subsequently listed on the New York Stock Exchange as Boise Inc. or Boise. Mr. Leight has served as chairman of GLDD since 2011 and served as a member of the board of directors of Boise for five years following the merger with Aldabra 2. Both GLDD and Boise assets were owned by private equity investors prior to these transactions. We believe private equity firms will view the consummation of the Aldabra 1 and Aldabra 2 mergers, as well as the subsequent management of those companies, as positive factors in considering whether to sell a portfolio company to us.

•	Minimum Funding Available as a Result of the $40 Million MIHI LLC Private Placement. Our Macquarie sponsor has agreed to enter into a contingent forward purchase contract with us to purchase, in a private placement for gross proceeds of approximately $40,000,000 to occur concurrently with the consummation of our initial business combination, 4,000,000 of our units on substantially the same terms as the sale of units in our initial public offering at $10.00 per unit, and 1,000,000 shares of Class F common stock on the same terms as the sale of shares of Class F common stock to our sponsors prior to our initial public offering. The funds from the sale of units will be used as part of the consideration to the sellers in the initial business combination; any excess funds from this private placement will be used for working capital in the post-transaction company. This commitment is independent of the percentage of stockholders electing to redeem their public shares and provides us with a minimum funding level for the initial business combination.

The contingent forward purchase contract is subject to the following closing conditions:

•	the representations and warranties made by us in the contingent forward purchase contract shall be true and correct in all material respects;

•	all covenants, agreements and conditions contained in the agreement shall have been performed by us;

•	we have obtained all blue sky law permits and qualifications required by any state for the offer and sale of the private placement securities; and

•	MIHI has provided its consent to the business combination, which it can withhold for any reason.

If we fail to consummate a business combination within the required time period, and our board of directors (other than our Macquarie sponsor designee) unanimously votes in favor of a proposed business combination and our Macquarie sponsor decides to withhold its vote on such business combination, our Macquarie sponsor will be, subject to customary conditions, obligated to pay an $800,000 fee to our Terrapin sponsor. In such event, the private placement warrants purchased by our Macquarie sponsor and our Terrapin sponsor (each in the amount of $3.0 million) will expire worthless.

Our Macquarie sponsor, MIHI LLC, is a wholly owned subsidiary of Macquarie Holdings (U.S.A.) Inc., which, in turn, is a wholly owned subsidiary of Macquarie Group Limited (ASX: MQG), or Macquarie. Macquarie is a global provider of banking, financial, advisory, investment, and funds management services. Macquarie’s main business focus is generating returns to investors and stockholders by providing a diversified range of services to clients. Macquarie acts on behalf of institutional, corporate, and retail clients, and counterparties around the world. Founded in 1969, Macquarie operates in 65 office locations in 28 countries, employs approximately 14,050 people and has assets under management of over $372 billion (as of December 31, 2014).

Macquarie’s advisory, capital raising and principal investing capabilities is conducted through its Macquarie Capital business. The firm provides varied services to corporate, financial sponsor, and government clients involved in mergers and acquisitions, debt and equity fund raising, corporate restructuring, project finance, and public private partnerships. In the U.S., operating through Macquarie Capital (USA) Inc., a wholly owned subsidiary of Macquarie, Macquarie Capital has deep specialist sector expertise and a comprehensive advisory and capital markets platform. Macquarie Capital’s expertise spans a variety of industry sectors including:

•	Industrials;

•	Telecommunications, Media, Entertainment and Gaming;

•	Financial Institutions;

•	Real Estate;

•	Resources;

•	Infrastructure; and

•	Power, Utilities and Renewables.

We believe private equity firms and management teams will view the track record of our management team and Macquarie Capital’s deal sourcing and execution capabilities as a positive attribute contributing to our ability to identify attractive acquisition opportunities, and structure and complete a successful business combination.

With respect to the above transactions, past performance by Mr. Leight and Macquarie is not a guarantee either of success with respect to any business combination we may consummate or that we will be able to locate a suitable candidate for our initial business combination.

Business Opportunity

We believe certain non-public companies and their shareholders can benefit from a transaction with us. Acquisition candidates are entities that could need stable, permanent equity financing, but currently have limited access to the public markets. While targets may be either independent entities or divisions of larger organizations, we believe there is an opportunity for us to provide value to current owners of targets that fall into four general categories.

1)	Private Equity Fund Portfolio Companies — Substantial amounts of capital have been invested by private equity and venture firms. According to Pitchbook Data, Inc., U.S. private equity funds raised more than $1.6 trillion from 2000 through 2013 in more than 2,400 different funds. From 2007 through April 2013, the median hold time of companies with enterprise values in excess of $1 billion held globally by private equity funds increased from approximately 3.0 years to more than 6.1 years. Therefore, we believe that there should be a significant number of portfolio companies available for sale from private equity firms in the coming years as they seek liquidity. These funds have an ongoing need for investment realizations, particularly in older vintage portfolios. Additionally, private equity-backed firms may need to divest non-core assets in order to reduce and refinance debt.

2)	Entities Struggling with Complex or Failed Transactions — Failed auctions and failed IPO’s occur for a variety of reasons. Public or strategic investors may have previously judged these transactions to be too complicated to close in a timely manner. There may have been generally unreceptive market conditions at the time the transaction was prepared to begin. A business combination with us can be a solution for the historic investors in firms that have experienced these types of failed transactions.

3)	Entities Held by Non-Traditional Investors — Financial institutions, banks, non-bank lenders, hedge funds, or any other investor who does not typically hold and manage operating assets, may be anxious to divest their holdings. In the event that those types of investors are experiencing liquidation or other pressures in their core businesses, they may need to divest certain holdings in order to maximize the return from their other assets.

4)	Divestiture of Non-Core Assets by Large Conglomerates — Certain multi-unit companies may face the need to rationalize their business by sale or spin-off of operating units due to pressures from lenders, customers, or suppliers.

We may or may not consummate our business combination with a company that falls into one of the categories above.

Strategy and Execution

We have identified the certain general criteria and guidelines for evaluating prospective target businesses. We will use these criteria and guidelines, but we may decide to enter into our initial business combination with a target business that does not meet some or all of these criteria and guidelines. Fundamentally, we intend to focus on companies with positive operating cash flow and experienced and successful management teams that are also well-positioned to capitalize on one or more of the following investment themes.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based on these general guidelines as well as other considerations, factors and criteria that our management may deem relevant.

•	Fundamental Changes in Socio-Economics and Demographics. We are focused on candidates who would benefit from global and regional socio-economic and demographic trends including, but not limited to, growing consumer demand in emerging markets and aging populations in developed markets. While these trends provide opportunities for broad market growth of sales and profits, we believe that certain companies may not have altered their strategy to specifically prepare for such trends. If we acquire such a company, we intend to support strategies aimed at accelerating its ability to benefit from the effect of these types of fundamental economic changes on its business.

•	Under-managed Intellectual Property, Proprietary Business Practices and/or Other Intangible Assets. We are focused on companies that have potentially underexploited intellectual property, proprietary business practices or other under-managed assets. If we acquire such a company, we intend to focus on applying new resources, technologies, or business models to leverage or more fully develop its intangible assets, and thereby increase growth and improve profitability.

•	Competitive Advantage. We seek targets that can take advantage of barriers to entry of competition for its products or services. For example, companies with assets that are difficult to replicate, either due to proprietary technology, location, or simply because their replacement cost exceeds the capacity of competitors to invest, may be able to earn sustainable profits.

•	Fundamental Changes in Competitive Dynamics. Certain markets may be undergoing disruptive change or shifts in historic patterns of competition. This may occur in both rapidly growing and mature, stable industries. We believe there are good investments not only in high-growth industries but also in more mature sectors in which significant restructuring drives better asset utilization and improved pricing discipline. We may seek targets in industries in which fundamental changes, regardless of their source, are altering the relative advantages enjoyed by new and old competitors.

•	Increasingly Networked Economies. Accelerated change in and deployment of telecommunication grids and electronic commerce in both developing and developed economies, and more intensive use of air, rail, road, and maritime transportation may create growth opportunities for acquisition candidates.

•	Overleveraged Governments. Governmental organizations at national, regional, and local levels may be seeking ways to reduce their cost of providing services, thereby creating growth opportunities for acquisition candidates.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based on these general guidelines as well as other considerations, factors and criteria that our management may deem relevant.

Significant Activities Since Inception

On July 22, 2014, we consummated our initial public offering of 21,275,000 units, each unit consisting of one share of Class A common stock, par value $0.0001 per share, and one warrant to purchase one-half of one share of Class A common stock at an exercise price of $5.75 per half share ($11.50 per whole share), pursuant to a registration statement on Form S-1 (File No. 333-196980). The units were sold in our initial public offering at an offering price of $10.00 per unit, generating gross proceeds of $212,750,000 (before underwriting discounts and commissions and offering expenses). Simultaneously with the consummation of our initial public offering, we completed the private placement of 12,000,000 warrants, issued to MIHI LLC, Apple Orange LLC, Noyac Path LLC and Periscope, LLC, generating gross proceeds of $6,000,000. A total of $212,750,000 from the net proceeds from our initial public offering and the private placement were placed in a trust account established for the benefit of our public stockholders.

The units began trading on July 17, 2014 on the NASDAQ Stock Market under the symbol TRTLU. Commencing on August 18, 2014, the securities comprising the units began separate trading. The units, Class A common stock, and warrants are trading on the NASDAQ Stock Market under the symbols “TRTLU,” “TRTL” and “TRTLW,” respectively.

Initial Business Combination

NASDAQ rules require that our initial business combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the balance in the trust account (less any deferred underwriting commissions and taxes payable on interest earned) at the time of our signing a definitive agreement in connection with our initial business combination. If our board is not able to independently determine the fair market value of the target business or businesses, we will obtain an opinion from an independent accounting firm or independent investment banking firm that is a member of FINRA, with respect to the satisfaction of such criteria.

We anticipate structuring our initial business combination so that the post-transaction company in which our public stockholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure our initial business combination such that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or stockholders or for other reasons, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended, or the Investment Company Act. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our stockholders prior to the business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our stockholders immediately prior to our initial business combination could own less than a majority of our outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% of net assets test. If the business combination involves more than one target business, the 80% of net assets test will be based on the aggregate value of all of the target businesses.

Status as a Public Company

We believe our structure will make us an attractive business combination partner to target businesses. As an existing public company, we offer a target business an alternative to the traditional initial public offering through a merger or other business combination. In this situation, the owners of the target business would exchange their shares of stock in the target business for shares of our stock or for a combination of shares of our stock and cash, allowing us to tailor the consideration to the specific needs of the sellers. Although there are various costs and obligations associated with being a public company, we believe target businesses will find this method a more certain and cost effective method to becoming a public company than through a typical initial public offering. In a typical initial public offering, there are additional expenses incurred in marketing, road show and public reporting efforts that may not be present to the same extent in connection with a business combination with us.

Furthermore, once a proposed business combination is completed, the target business will have effectively become public, whereas an initial public offering is always subject to the underwriter’s ability to complete the offering, as well as general market conditions, which could prevent the offering from occurring. Once public, we believe the target business would then have greater access to capital and an additional means of providing management incentives consistent with stockholders’ interests. It can offer further benefits by augmenting a company’s profile among potential new customers and vendors and aid in attracting talented employees.

We are an “emerging growth company,” as defined in the JOBS Act. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering, (b) in which we have total annual gross revenue of at least $1.0 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

Financial Position

With funds available for a business combination in the amount of approximately $247,540,650 including the proceeds from the $40,000,000 contingent forward purchase contract to purchase 4,000,000 units by our Macquarie sponsor and proceeds from the private placement warrants, assuming no redemptions, and after payment of offering expenses and $7,451,250 of deferred underwriting fees, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to complete our business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third party financing and there can be no assurance it will be available to us.

Effecting our Initial Business Combination

General

We are not presently engaged in, and we will not engage in, any operations for an indefinite period of time. We intend to effectuate our initial business combination using cash from the proceeds of our initial public offering, from the private placement of the private placement warrants, and from the $40,000,000 contingent forward purchase contract to purchase 4,000,000 units by an affiliate of our Macquarie sponsor. We may also use our capital stock, debt or a combination of these as consideration to be paid in our initial business combination. We may seek to complete our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses.

If our initial business combination is paid for using stock or debt securities, or not all of the funds released from the trust account are used for payment of the consideration in connection with our business combination or used for redemptions of purchases of our Class A common stock, we may apply the balance of the cash released to us from the trust account, as well as the $40,000,000 private placement described above, for general corporate purposes, including for maintenance or expansion of operations of the post-transaction company, the payment of principal or interest due on indebtedness incurred in completing our initial business combination, to fund the purchase of other companies or for working capital.

Although our management will assess the risks inherent in a particular target business with which we may combine, we cannot assure you that this assessment will result in our identifying all risks that a target business may encounter. Furthermore, some of those risks may be outside of our control, meaning that we can do nothing to control or reduce the chances that those risks will adversely affect a target business.

In addition to the $40,000,000 private placement described above, we may seek to raise additional funds through a private offering of debt or equity securities in connection with the completion of our initial business combination, and we may effectuate our initial business combination using the proceeds of such offering rather than using the amounts held in the trust account. Subject to compliance with applicable securities laws, we would complete such financing only simultaneously with the completion of our business combination. In the case of an initial business combination funded with assets other than the trust account assets, our tender offer documents or proxy materials disclosing the business combination would disclose the terms of the financing and, only if required by law, we would seek stockholder approval of such financing. There are no prohibitions on our ability to raise funds privately or through loans in connection with our initial business combination. At this time, we are not a party to any arrangement or understanding with any third party with respect to raising any additional funds through the sale of securities or otherwise.

Origination and Sourcing of Target Business Opportunities

We believe there will be a large number of target acquisitions in need of stable, permanent equity financing, but with limited access to the public markets. Acquisition sources may include private equity fund portfolio companies, entities struggling with complex or failed transactions, entities held by non-traditional investors and divestitures of non-core assets by large conglomerates.

We believe that the members of the board and our management team have an extensive network of contacts and relationships in the private equity, corporate management, and investment banking markets that will be a source of acquisitions candidates, both for our initial business combination and for future potential add-on acquisition opportunities. Further, we intend to focus on opportunities which are proprietary or where a limited group of potential buyers have been invited to participate in the sale process. We anticipate that target business candidates will also be brought to our attention from various unaffiliated sources, including investment bankers, private investment funds, large business enterprises, and other intermediaries.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsors, executive officers or directors, or making the acquisition through a joint venture or other form of shared ownership with our sponsors, executive officers or directors. In the event we seek to complete an initial business combination with a target that is affiliated with our sponsors, executive officers or directors, we, or a committee of independent directors, would obtain an opinion from an independent accounting firm or independent investment banking firm that is a member of FINRA that such an initial business combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context.

If any of our executive officers becomes aware of a business combination opportunity that falls within the line of business of any entity to which he or she has pre-existing fiduciary or contractual obligations, he or she may be required to present such business combination opportunity to such entity prior to presenting such business combination opportunity to us. All of our executive officers currently have certain relevant fiduciary duties or contractual obligations that may take priority over their duties to us.

Target businesses may be brought to our attention by unaffiliated sources as a result of being solicited by us through calls or mailings. These sources may also introduce us to target businesses in which they think we may be interested on an unsolicited basis, since many of these sources will have read the prospectus relating to our initial public offering and know what types of businesses we are targeting. Our officers and directors, as well as their affiliates, may also bring to our attention target business candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. In addition, we expect to receive a number of proprietary deal flow opportunities that would not otherwise necessarily be available to us as a result of the track record and business relationships of our officers and directors.

Selection of a target business and structuring of our initial business combination

NASDAQ rules require that our initial business combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the balance in the trust account (less any deferred underwriting commissions and taxes payable on interest earned) at the time of our signing a definitive agreement in connection with our initial business combination. The fair market value of the target or targets will be determined by our board of directors based upon one or more standards generally accepted by the financial community, such as discounted cash flow valuation or value of comparable businesses. If our board is not able to independently determine the fair market value of the target business or businesses, we will obtain an opinion from independent accounting firm or independent investment banking firm that is a member of FINRA with respect to the satisfaction of such criteria. Subject to this requirement, our management will have virtually unrestricted flexibility in identifying and selecting one or more prospective target businesses, although we will not be permitted to effectuate our initial business combination with another blank check company or a similar company with nominal operations.

In any case, we will only complete an initial business combination in which we own or acquire 50% or more of the outstanding voting securities of the target or otherwise acquire a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. If we own or acquire less than 100% of the equity interests or assets of a target business or businesses, the portion of such business or businesses that are owned or acquired by the post-transaction company is what will be valued for purposes of the 80% of net assets test.

To the extent we effect our business combination with a company or business that may be financially unstable or in its early stages of development or growth we may be affected by numerous risks inherent in such company or business. Although our management will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all significant risk factors.

In evaluating a prospective target business, we expect to conduct a thorough due diligence review which will encompass, among other things, meetings with incumbent management and employees, document reviews, inspection of facilities, as well as a review of financial and other information which will be made available to us.

The time required to select and evaluate a target business and to structure and complete our initial business combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which our business combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination.

We have granted Macquarie Capital (USA) Inc. a right of first refusal for a period of 36 months from the closing of our initial public offering to provide certain financial advisory, underwriting, capital raising, and other services for which they may receive fees.

Lack of business diversification

For an indefinite period of time after the completion of our initial business combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. By completing our business combination with only a single entity, our lack of diversification may:

•	subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse effect on the particular industry in which we operate after our initial business combination, and

•	cause us to depend on the marketing and sale of a single product or limited number of products or services

Limited ability to evaluate the target’s management team

Although we intend to closely scrutinize the management of a prospective target business when evaluating the desirability of effecting our business combination with that business, our assessment of the target business’s management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of members of our management team, if any, in the target business cannot presently be stated with any certainty. While it is possible that one or more of our directors will remain associated in some capacity with us following our business combination, it is unlikely that any of them will devote their full efforts to our affairs subsequent to our business combination. Moreover, we cannot assure you that members of our management team will have significant experience or knowledge relating to the operations of the particular target business.

We cannot assure you that any of our key personnel will remain in senior management or advisory positions with the combined company. The determination as to whether any of our key personnel will remain with the combined company will be made at the time of our initial business combination.

Following a business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Stockholders may not have the ability to approve our initial business combination

We may conduct redemptions without a stockholder vote pursuant to the tender offer rules of the SEC. However, we will seek stockholder approval if it is required by law or applicable stock exchange rule, or we may decide to seek stockholder approval for business or other legal reasons. Presented in the table below is a graphic explanation of the types of initial business combinations we may consider and whether stockholder approval is currently required under Delaware law for each such transaction.

Type of Transaction	Whether Stockholder Approval is Required
Purchase of assets	No

Purchase of stock of target not involving a merger with the company	No

Merger of target into a subsidiary of the company	No

Merger of the company with a target	Yes

Under NASDAQ’s listing rules, stockholder approval would be required for our initial business combination if, for example:

•	we issue common stock that will be equal to or in excess of 20% of the number of shares of our Class A common stock then outstanding;

•	any of our directors, officers or substantial stockholders (as defined by NASDAQ rules) has a 5% or greater interest (or such persons collectively have a 10% or greater interest), directly or indirectly, in the target business or assets to be acquired or otherwise and the present or potential issuance of common stock could result in an increase in outstanding common shares or voting power of 5% or more; or

•	the issuance or potential issuance of common stock will result in our undergoing a change of control.

Permitted purchases of our securities

In the event we seek stockholder approval of our business combination and we do not conduct redemptions in connection with our business combination pursuant to the tender offer rules, our sponsors, directors, officers, advisors or their affiliates may purchase shares in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the trust account will be used to purchase shares in such transactions. They will not make any such purchases when they are in possession of any material non-public information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Exchange Act. Such a purchase may include a contractual acknowledgement that such stockholder, although still the record holder of our shares is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. We have adopted an insider trading policy which will require insiders to: refrain from purchasing shares during certain blackout periods and when they are in possession of any material nonpublic information and to clear all trades with our legal counsel prior to execution. We cannot currently determine whether our insiders will make such purchases pursuant to a Rule 10b5-1 plan, as it will be dependent upon several factors, including but not limited to, the timing and size of such purchases. Depending on such circumstances, our insiders may either enter make such purchases pursuant to a Rule 10b5-1 plan or determine that such a plan is not necessary.

In the event that our sponsors, directors, officers, advisors or their affiliates purchase shares in privately negotiated transactions from public stockholders who have already elected to exercise their redemption rights, such selling stockholders would be required to revoke their prior elections to redeem their shares. We do not currently anticipate that such purchases, if any, would constitute a tender offer subject to the tender offer rules under the Exchange Act or a going-private transaction subject to the going-private rules under the Exchange Act; however, if the purchasers determine at the time of any such purchases that the purchases are subject to such rules, the purchasers will comply with such rules.

The purpose of such purchases would be to vote such shares in favor of the business combination and thereby increase the likelihood of obtaining stockholder approval of the business combination or to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our business combination, where it appears that such requirement would otherwise not be met. This may result in the completion of our business combination that may not otherwise have been possible.

In addition, if such purchases are made, the public “float” of our common stock may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

Our sponsors, officers, directors and/or their affiliates anticipate that they may identify the stockholders with whom our sponsors, officers, directors or their affiliates may pursue privately negotiated purchases by either the stockholders contacting us directly or by our receipt of redemption requests submitted by stockholders following our mailing of proxy materials in connection with our initial business combination. To the extent that our sponsors, officers, directors, advisors or their affiliates enter into a private purchase, they would identify and contact only potential selling stockholders who have expressed their election to redeem their shares for a pro rata share of the trust account or vote against the business combination. Our sponsors, officers, directors, advisors or their affiliates will only purchase shares if such purchases comply with Regulation M and the other federal securities laws.

Any open market purchases by our sponsors, officers, directors and/or their affiliates who are affiliated purchasers under Rule 10b-18 under the Exchange Act will only be made to the extent such purchases are able to be made in compliance with Rule 10b-18, which is a safe harbor from liability for manipulation under Section 9(a)(2) and Rule 10b-5 of the Exchange Act. Rule 10b-18 has certain technical requirements that must be complied with in order for the safe harbor to be available to the purchaser. Our sponsors, officers, directors and/or their affiliates will not make purchases of Class A common stock if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act.

Redemption rights for public stockholders upon completion of our initial business combination

We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of Class A common stock upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account as of two business days prior to the consummation of the initial business combination, including interest income (net of taxes payable and net of any amounts released to us to fund working capital requirements), divided by the number of then outstanding public shares, subject to the limitations described herein. The amount in the trust account is initially anticipated to be approximately $10.00 per public share. The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriter. Our initial stockholders have entered into letter agreements with us, pursuant to which they have agreed to waive their redemption rights with respect to their founder shares.

Manner of Conducting Redemptions

We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of Class A common stock upon the completion of our initial business combination either in connection with a stockholder meeting called to approve the business combination or by means of a tender offer. The decision as to whether we will seek stockholder approval of a proposed business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek stockholder approval under the law or stock exchange listing requirement. Asset acquisitions and stock purchases would not typically require stockholder approval while direct mergers with our company where we do not survive and any transactions where we issue more than 20% of our outstanding common stock or seek to amend our amended and restated certificate of incorporation would require stockholder approval. We intend to conduct redemptions without a stockholder vote pursuant to the tender offer rules of the SEC unless stockholder approval is required by law or stock exchange listing requirement or we choose to seek stockholder approval for business or other legal reasons.

If a stockholder vote is not required and we do not decide to hold a stockholder vote for business or other legal reasons, we will, pursuant to our amended and restated certificate of incorporation:

•	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E under the Exchange Act, which regulate issuer tender offers, and

•	file tender offer documents with the SEC prior to completing our initial business combination which contain substantially the same financial and other information about the initial business combination and the redemption rights as is required under Regulation 14A under the Exchange Act, which regulates the solicitation of proxies.

Upon the public announcement of our business combination, we or our sponsors will terminate any plan established in accordance with Rule 10b5-1 to purchase shares of our Class A common stock in the open market if we elect to redeem our public shares through a tender offer, to comply with Rule 14e-5 under the Exchange Act.

In the event we conduct redemptions pursuant to the tender offer rules, our offer to redeem will remain open for at least 20 business days, in accordance with Rule 14e-1(a) under the Exchange Act, and we will not be permitted to complete our initial business combination until the expiration of the tender offer period. In addition, the tender offer will be conditioned on public stockholders not tendering more than a specified number of public shares which are not purchased by our sponsors, which number will be based on the requirement that we may not redeem public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. If public stockholders tender more shares than we have offered to purchase, we will withdraw the tender offer and not complete the initial business combination.

If, however, stockholder approval of the transaction is required by law or stock exchange listing requirement, or we decide to obtain stockholder approval for business or other legal reasons, we will, pursuant to our amended and restated certificate of incorporation:

•	conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules, and

•	file proxy materials with the SEC.

In the event that we seek stockholder approval of our initial business combination, we will distribute proxy materials and, in connection therewith, provide our public stockholders with the redemption rights described above upon completion of the initial business combination.

If we seek stockholder approval, we will complete our initial business combination only if a majority of the outstanding shares of Class A common stock voted are voted in favor of the business combination. In such case, our initial stockholders have agreed to vote their founder shares and any public shares purchased during or after our initial public offering in favor of our initial business combination. Each public stockholder may elect to redeem their public shares irrespective of whether they vote for or against the proposed transaction. In addition, our initial stockholders have entered into letter agreements with us, pursuant to which they have agreed to waive their redemption rights with respect to their founder shares and public shares in connection with the completion of a business combination.

Our amended and restated certificate of incorporation provides that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we are not subject to the SEC’s “penny stock” rules). Redemptions of our public shares may also be subject to a higher net tangible asset test or cash requirement pursuant to an agreement relating to our initial business combination. For example, the proposed business combination may require: cash consideration to be paid to the target or its owners, cash to be transferred to the target for working capital or other general corporate purposes or the retention of cash to satisfy other conditions in accordance with the terms of the proposed business combination. In the event the aggregate cash consideration we would be required to pay for all shares of Class A common stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, and all shares of Class A common stock submitted for redemption will be returned to the holders thereof.

Limitation on redemption upon completion of our initial business combination if we seek stockholder approval

Notwithstanding the foregoing, if we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our business combination pursuant to the tender offer rules, our amended and restated certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to Excess Shares. We believe this restriction will discourage stockholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed business combination as a means to force us or our management to purchase their shares at a significant premium to then-current market price or on other undesirable terms. Absent this provision, a public stockholder holding more than an aggregate of 10% of the shares sold in our initial public offering could threaten to exercise its redemption rights if such holder’s shares are not purchased by us or our management at a premium to then-current market price or on other undesirable terms. By limiting our stockholders’ ability to redeem no more than 10% of the shares sold in our initial public offering, we believe we will limit the ability of a small group of stockholders to unreasonably attempt to block our ability to complete our business combination, particularly in connection with a business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. However, we would not be restricting our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our business combination.

Tendering stock certificates in connection with a tender offer or redemption rights

We may require our public stockholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates to our transfer agent prior to the date set forth in the tender offer documents or proxy materials mailed to such holders, or up to two business days prior to the vote on the proposal to approve the business combination in the event we distribute proxy materials, or to deliver their shares to the transfer agent electronically using Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, at the holder’s option. The tender offer or proxy materials, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will indicate whether we are requiring public stockholders to satisfy such delivery requirements. Accordingly, a public stockholder would have from the time we send out our tender offer materials until the close of the tender offer period, or up to two days prior to the vote on the business combination if we distribute proxy materials, as applicable, to tender its shares if it wishes to seek to exercise its redemption rights. Given the relatively short exercise period, it is advisable for stockholders to use electronic delivery of their public shares.

There is a nominal cost associated with the above-referenced tendering process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker $35.00 and it would be up to the broker whether or not to pass this cost on to the redeeming holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights to tender their shares. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated.

The foregoing is different from the procedures used by many blank check companies. In order to perfect redemption rights in connection with their business combinations, many blank check companies would distribute proxy materials for the stockholders’ vote on an initial business combination, and a holder could simply vote against a proposed business combination and check a box on the proxy card indicating such holder was seeking to exercise his or her redemption rights. After the business combination was approved, the company would contact such stockholder to arrange for him or her to deliver his or her certificate to verify ownership. As a result, the stockholder then had an “option window” after the completion of the business combination during which he or she could monitor the price of the company’s stock in the market. If the price rose above the redemption price, he or she could sell his or her shares in the open market before actually delivering his or her shares to the company for cancellation. As a result, the redemption rights, to which stockholders were aware they needed to commit before the stockholder meeting, would become “option” rights surviving past the completion of the business combination until the redeeming holder delivered its certificate. The requirement for physical or electronic delivery prior to the meeting ensures that a redeeming holder’s election to redeem is irrevocable once the business combination is approved.

Any request to redeem such shares, once made, may be withdrawn at any time up to the date set forth in the tender offer materials or the date of the stockholder meeting set forth in our proxy materials, as applicable. Furthermore, if a holder of a public share delivered its certificate in connection with an election of redemption rights and subsequently decides prior to the applicable date not to elect to exercise such rights, such holder may simply request that the transfer agent return the certificate (physically or electronically). It is anticipated that the funds to be distributed to holders of our public shares electing to redeem their shares will be distributed promptly after the completion of our business combination.

If our initial business combination is not approved or completed for any reason, then our public stockholders who elected to exercise their redemption rights would not be entitled to redeem their shares for the applicable pro rata share of the trust account. In such case, we will promptly return any certificates delivered by public stockholders who elected to redeem their shares.

If our initial proposed business combination is not completed, we may continue to try to complete a business combination with a different target until 24 months from the closing of our initial public offering.

Redemption of public shares and liquidation if no initial business combination

Our sponsors, executive officers, directors and director nominees have agreed that we will have only 24 months from the closing of our initial public offering to complete our initial business combination. If we are unable to complete our business combination within such 24-month period, we will cease all operations except for the purpose of winding up, as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest income (net of taxes payable and any amounts released to us to fund working capital requirements, and less up to $50,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our business combination within the allotted time period.

Our initial stockholders have entered into letter agreements with us, pursuant to which they have waived their rights to liquidating distributions from the trust account with respect to their founder shares if we fail to complete our initial business combination within the allotted time period. However, if our initial stockholders acquire public shares in or after our initial public offering, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to complete our initial business combination within the allotted 24-month time period.

Our sponsors, executive officers, directors and director nominees have agreed, pursuant to a written letter agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation that would affect the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of our initial public offering, unless we provide our public stockholders with the opportunity to redeem their shares of Class A common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest income (net of taxes payable and any amounts released to us to fund working capital requirements), divided by the number of then outstanding public shares. However, we may not redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we are not subject to the SEC’s “penny stock” rules).

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the approximately $1,004,609 of proceeds held outside the trust account (as of December 31, 2014), the $1,000,000 in loans committed by affiliates of our sponsors, or provided through additional working capital loans from our sponsors, although we cannot assure you that there will be sufficient funds for such purpose. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the trust account not required to pay taxes or not released to fund our working capital requirements, we may request the trustee to release to us an additional amount of up to $50,000 of such accrued interest to pay those costs and expenses.

If we were to expend all of the net proceeds of our initial public offering, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the per-share redemption amount received by stockholders upon our dissolution would be approximately $10.00. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public stockholders. We cannot assure you that the actual per-share redemption amount received by stockholders will not be substantially less than $10.00. Under Section 281(b) of the DGCL, our plan of dissolution must provide for all claims against us to be paid in full or make provision for payments to be made in full, as applicable, if there are sufficient assets. These claims must be paid or provided for before we make any distribution of our remaining assets to our stockholders. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

Although we will seek to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. In order to protect the amounts held in the trust account, Messrs. Leight, Arora and Barudin have agreed that they will be jointly and severally liable to us, and MIHI LLC has agreed to indemnify such individuals for 50% of any such liability, if and to the extent any claims by a vendor for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the trust account to below $10.00 per public share or such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in value of the trust assets other than due to the failure to obtain such waiver, in each case net of the amount of interest which may be withdrawn to pay taxes or for working capital purposes, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the trust account and except as to any claims under our indemnity of the underwriter of our initial public offering against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, then Messrs. Leight, Arora and Barudin will not be responsible to the extent of any liability for such third-party claims. We cannot assure you, however, that Messrs. Leight, Arora and Barudin would be able to satisfy their joint and several obligations. None of our other officers will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

In the event that the proceeds in the trust account are reduced below $10.00 per public share (regardless of whether or not the underwriter exercises any portion of its over-allotment option) or such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in value of the trust assets other than due to the failure to obtain such waiver, in each case net of the amount of interest which may be withdrawn to pay taxes or fund our working capital requirements, and Messrs. Leight, Arora and Barudin assert that they are unable to satisfy their joint and several indemnification obligations or that they have no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against Messrs. Leight, Arora and Barudin to enforce their joint and several indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against Messrs. Leight, Arora and Barudin to enforce their joint and several indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance. Accordingly, we cannot assure you that due to claims of creditors the actual value of the per-share redemption price will not be substantially less than $10.00 per share.

We will seek to reduce the possibility that Messrs. Leight, Arora and Barudin will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Messrs. Leight, Arora and Barudin will also not be liable as to any claims under our indemnity of the underwriter of our initial public offering against certain liabilities, including liabilities under the Securities Act. We will have access to up to approximately $1,004,609 of proceeds held outside the trust account (as of December 31, 2014) and the $1,000,000 in loans committed to us by affiliates of our sponsors with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $50,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, stockholders who received funds from our trust account could be liable for claims made by creditors.

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our business combination within 24 months from the closing of our initial public offering may be considered a liquidation distribution under Delaware law. If the corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution.

Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our business combination within 24 months from the closing of our initial public offering, is not considered a liquidation distribution under Delaware law and such redemption distribution is deemed to be unlawful, then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidation distribution. If we are unable to complete our business combination within 24 months from the closing of our initial public offering, we will cease all operations except for the purpose of winding up, as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest income (net of taxes payable and any amounts released to us to fund working capital requirements, and less up to $50,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. Accordingly, it is our intention to redeem our public shares as soon as reasonably possible following our 24th month and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.

Because we will not be complying with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the subsequent 10 years. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. As described above, pursuant to the obligation contained in our underwriting agreement, we will seek to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account.

As a result of this obligation, the claims that could be made against us are significantly limited and the likelihood that any claim that would result in any liability extending to the trust account is remote. Further, Messrs. Leight, Arora and Barudin may be jointly and severally liable only to the extent necessary to ensure that the amounts in the trust account are not reduced below $10.00 per public share or such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in value of the trust assets other than due to the failure to obtain such waiver, in each case net of the amount of interest withdrawn to pay taxes or to fund our working capital requirements and less any per-share amounts distributed from our trust account to our public stockholders in the event we are unable to complete our business combination within 24 months from the closing of our initial public offering and will not be liable as to any claims under our indemnity of the underwriter of our initial public offering against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, Messrs. Leight, Arora and Barudin will not be responsible to the extent of any liability for such third-party claims.

If we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, we cannot assure you we will be able to return $10.00 per share our public stockholders. Additionally, if we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by our stockholders. Furthermore, our board may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Our public stockholders will be entitled to receive funds from the trust account only in the event of the redemption of our public shares if we do not complete our business combination within 24 months from the closing of our initial public offering or if they redeem their respective shares for cash upon the completion of the initial business combination. In no other circumstances will a stockholder have any right or interest of any kind to or in the trust account. In the event we seek stockholder approval in connection with our initial business combination, a stockholder’s voting in connection with the business combination alone will not result in a stockholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such stockholder must have also exercised its redemption rights described above.

Amended and Restated Certificate of Incorporation

Our amended and restated certificate of incorporation contains certain requirements and restrictions relating to our initial public offering that will apply to us until the consummation of our initial business combination. If we seek to amend any provisions of our amended and restated certificate of incorporation relating to stockholders’ rights or pre-business combination activity, we will provide dissenting public stockholders with the opportunity to redeem their public shares in connection with any such vote. Our initial stockholders have agreed to waive any redemption rights with respect to their founder shares and public shares in connection with the completion of our initial business combination. Specifically, our amended and restated certificate of incorporation provides, among other things, that:

•	prior to the consummation of our initial business combination, we shall either (1) seek stockholder approval of our initial business combination at a meeting called for such purpose at which stockholders may seek to redeem their shares, regardless of whether they vote for or against the proposed business combination, into their pro rata share of the aggregate amount then on deposit in the trust account, including interest income (net of taxes payable and net of any amounts released to us to fund our working capital requirements) or (2) provide our stockholders with the opportunity to tender their shares to us by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account, including interest income (net of taxes payable and net of any amounts released to us to fund our working capital requirements) in each case subject to the limitations described herein;

•	we will consummate our initial business combination only if we have net tangible assets of at least $5,000,001 upon such consummation and, solely if we seek stockholder approval, a majority of the outstanding shares of common stock voted are voted in favor of the business combination;

•	if our initial business combination is not consummated within 24 months from the closing of our initial public offering, then our existence will terminate and we will distribute all amounts in the trust account; and

•	prior to our initial business combination, we may not issue additional shares of capital stock that would entitle the holders thereof to receive funds from the trust account or vote on any initial business combination.

These provisions cannot be amended without the approval of holders of 65% of our common stock. In the event we seek stockholder approval in connection with our initial business combination, our amended and restated certificate of incorporation provides that we may consummate our initial business combination only if approved by a majority of the shares of common stock voted by our stockholders at a duly held stockholders meeting.

Competition

In identifying, evaluating and selecting a target business for our business combination, we may encounter intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds, and operating businesses seeking strategic acquisitions. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than us. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, our obligation to pay cash in connection with our public stockholders who exercise their redemption rights may reduce the resources available to us for our initial business combination and our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating an initial business combination.

Employees

We currently have two executive officers. Members of our management team are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time that Mr. Leight or any other members of our management will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the current stage of the business combination process.

Periodic Reporting and Financial Information

Our units, Class A common stock and warrants are registered under the Exchange Act and we have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, our annual reports contain financial statements audited and reported on by our independent registered public auditors.

We will provide stockholders with audited financial statements of the prospective target business as part of the tender offer materials or proxy solicitation materials sent to stockholders to assist them in assessing the target business. In all likelihood, these financial statements will need to be prepared in accordance with GAAP. We cannot assure you that any particular target business identified by us as a potential acquisition candidate will have financial statements prepared in accordance with GAAP or that the potential target business will be able to prepare its financial statements in accordance with GAAP. To the extent that this requirement cannot be met, we may not be able to acquire the proposed target business. While this may limit the pool of potential acquisition candidates, we do not believe that this limitation will be material.

We will be required to evaluate our internal control procedures for the fiscal year ending December 31, 2015 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer will we be required to have our internal control procedures audited. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering, (b) in which we have total annual gross revenue of at least $1.0 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period. References herein to “emerging growth company” shall have the meaning associated with it in the JOBS Act.

Item 1A. Risk Factors

You should carefully consider all of the following risk factors and all the other information contained in this Report, including the financial statements. If any of the following risks occur, our business, financial condition or results of operation may be materially and adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. The risk factors described below are not necessarily exhaustive and you are encouraged to perform your own investigation with respect to us and our business.

We are a recently formed early stage company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

We are a recently formed early stage company with no operating results. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our initial business combination with one or more target businesses. We have no plans, arrangements or understandings with any prospective target business concerning a business combination and may be unable to complete our business combination. If we fail to complete our business combination, we will never generate any operating revenues.

Our public stockholders may not be afforded an opportunity to vote on our proposed business combination, which means we may complete our initial business combination even if a majority of our public stockholders do not support such a combination.

We may not hold a stockholder vote to approve our initial business combination unless the business combination would require stockholder approval under applicable state law or NASDAQ rules or if we decide to hold a stockholder vote for business or other reasons. For instance, NASDAQ rules currently allow us to engage in a tender offer in lieu of a stockholder meeting but would still require us to obtain stockholder approval if we were seeking to issue more than 20% of our outstanding shares to a target business as consideration in any business combination. Therefore, if we were structuring a business combination that required us to issue more than 20% of our outstanding shares, we would seek stockholder approval of such business combination. However, except as required by law, the decision as to whether we will seek stockholder approval of a proposed business combination or will allow stockholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors, such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek stockholder approval. Accordingly, we may consummate our initial business combination even if holders of a majority of the outstanding shares of our common stock do not approve of the business combination we consummate.

If we seek stockholder approval of our initial business combination, after approval of our board and our Macquarie sponsor, our initial stockholders have agreed to vote in favor of such initial business combination, regardless of how our public stockholders vote.

Unlike many other blank check companies in which the initial stockholders agree to vote their founder shares in accordance with the majority of the votes cast by the public stockholders in connection with an initial business combination, after approval of our board and our Macquarie sponsor, our initial stockholders have agreed to vote their founder shares, as well as any public shares purchased during or after our initial public offering, in favor of our initial business combination. Our initial stockholders own 20% of our outstanding shares of common stock. Accordingly, if we seek stockholder approval of our initial business combination, it is more likely that the necessary stockholder approval will be received than would be the case in certain other blank check companies if our initial stockholders agreed to vote their founder shares in accordance with the majority of the votes cast by our public stockholders.

Your only opportunity to affect the investment decision regarding a potential business combination will be limited to the exercise of your right to redeem your shares from us for cash, unless we seek stockholder approval of the business combination.

At the time of your investment in us, you will not be provided with an opportunity to evaluate the specific merits or risks of one or more target businesses. Since our board of directors may complete a business combination without seeking stockholder approval (unless stockholder approval is required by law or NASDAQ rules, or we decide to obtain stockholder approval for business, legal or other reasons), public stockholders may not have the right or opportunity to vote on the business combination, unless we seek such stockholder vote. Accordingly, your only opportunity to affect the investment decision regarding a potential business combination may be limited to exercising your redemption rights within the period of time (which will be at least 20 business days) set forth in our tender offer documents mailed to our public stockholders in which we describe our initial business combination.

The ability of our public stockholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

We may seek to enter into a business combination transaction agreement with a prospective target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. While we will have access to the proceeds from the $40,000,000 private placement from our Macquarie sponsor, if too many public stockholders exercise their redemption rights, we may not be able to meet such closing condition and, as a result, may not be able to proceed with the business combination. Furthermore, in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets to be less than $5,000,001 or such greater amount necessary to satisfy a closing condition as described above, we would not proceed with such redemption and the related business combination and may instead search for an alternate business combination. Prospective targets will be aware of these risks and, thus, may be reluctant to enter into a business combination transaction with us.

The ability of our stockholders to exercise redemption rights with respect to a large number of our shares may prevent us from completing a business combination and optimizing our capital structure.

At the time we enter into an agreement for our initial business combination, we will not know how many stockholders may exercise their redemption rights, and, therefore, we will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. If our business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, we will need to reserve a portion of the cash in the trust account to meet such requirements, or arrange for third party financing. If a larger number of shares are submitted for redemption than we initially expected, we may need to restructure the transaction to accommodate the resulting reduction in cash available in the trust account. As a result, raising additional third party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. The above considerations may limit our ability to complete the most desirable business combination available to us or optimize our capital structure.

The ability of our stockholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your stock.

If our business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, the probability that our initial business combination would be unsuccessful is increased. If our initial business combination is unsuccessful, you would not receive your pro rata portion of the trust account until we liquidate the trust account. If you are in need of immediate liquidity, you could attempt to sell your stock in the open market; however, at such time our stock may trade at a discount to the pro rata amount per share in the trust account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with our redemption until we liquidate or you are able to sell your stock in the open market.

The requirement that we complete our initial business combination within the prescribed time frame may give potential target businesses leverage over us in negotiating a business combination and may decrease our ability to conduct due diligence on potential business combination targets as we approach our dissolution deadline, which could undermine our ability to complete our business combination on terms that would produce value for our stockholders.

Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must complete our initial business combination by July 22, 2016. Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the time frame described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

We may not be able to complete our initial business combination within the prescribed time frame, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.

Our sponsors, executive officers and directors have agreed that we must complete our initial business combination by July 22, 2016. We may not be able to find a suitable target business and complete our initial business combination within such time period. If we have not completed our initial business combination within such time period, we will: cease all operations except for the purpose of winding up, as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest income (net of taxes payable and any amounts released to us to fund working capital requirements, and less up to $50,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

We are a newly formed alliance between our sponsors and you have no basis upon which to evaluate our ability to achieve our business objectives.

Our Terrapin sponsor has prior experience with early stage companies similar to ours, but our Terrapin sponsor and our Macquarie sponsor have not previously cooperated with one another on a blank check company and may be considered a first-time alliance between sponsors. As a result, you have no basis upon which to evaluate our ability to work together. There may be increased risk if unanticipated disagreements between the sponsors develop. In that case, we may be unable to complete our initial business combination for reasons, including, but not limited to, an inability to agree on: an appropriate target, terms suitable to the target’s controlling investors, the composition of the management team, or appropriate financing strategies to accomplish the initial business combination.

If we seek stockholder approval of our initial business combination, our sponsors, directors, executive officers, advisors and their affiliates may elect to purchase shares from public stockholders, which may influence a vote on a proposed business combination and reduce the public “float” of our common stock.

If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our business combination pursuant to the tender offer rules, our sponsors, directors, executive officers, advisors or their affiliates may purchase shares in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination, although they are under no obligation to do so. Such a purchase may include a contractual acknowledgement that such stockholder, although still the record holder of our shares is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. In the event that our sponsors, directors, executive officers, advisors or their affiliates purchase shares in privately negotiated transactions from public stockholders who have already elected to exercise their redemption rights, such selling stockholders would be required to revoke their prior elections to redeem their shares. The purpose of such purchases could be to vote such shares in favor of the business combination and thereby increase the likelihood of obtaining stockholder approval of the business combination or to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our business combination, where it appears that such requirement would otherwise not be met. This may result in the completion of our business combination that may not otherwise have been possible.

In addition, if such purchases are made, the public “float” of our common stock and the number of beneficial holders of our securities may be reduced, possibly making it difficult to maintain the quotation, listing or trading of our securities on a national securities exchange.

If a stockholder fails to receive notice of our offer to redeem our public shares in connection with our business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

We will comply with the tender offer rules or proxy rules, as applicable, when conducting redemptions in connection with our business combination. Despite our compliance with these rules, if a stockholder fails to receive our tender offer or proxy materials, as applicable, such stockholder may not become aware of the opportunity to redeem its shares. In addition, the tender offer documents or proxy materials, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will describe the various procedures that must be complied with in order to validly tender or redeem public shares. In the event that a stockholder fails to comply with these procedures, its shares may not be redeemed.

You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. To liquidate your investment, therefore, you may be forced to sell your public shares or warrants, potentially at a loss.

Our public stockholders will be entitled to receive funds from the trust account only upon the earlier to occur of: our completion of an initial business combination, and then only in connection with those shares of our Class A common stock that such stockholder properly elected to redeem, subject to the limitations described herein, and the redemption of our public shares if we are unable to complete an initial business combination by July 22, 2016, subject to applicable law and as further described herein. In addition, if our plan to redeem our public shares if we are unable to complete an initial business combination by July 22, 2016 is not completed for any reason, compliance with Delaware law may require that we submit a plan of dissolution to our then-existing stockholders for approval prior to the distribution of the proceeds held in our trust account. In that case, public stockholders may be forced to wait beyond July 22, 2016 before they receive funds from our trust account. In no other circumstances will a public stockholder have any right or interest of any kind in the trust account. Accordingly, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

You will not be entitled to protections normally afforded to investors of many other blank check companies.

Since the net proceeds of our initial public offering and the sale of the private placement warrants are intended to be used to complete an initial business combination with a target business that has not been identified, we may be deemed to be a “blank check” company under the United States securities laws. However, because we have net tangible assets in excess of $5,000,000, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules. Among other things, this means that our securities are tradable and that we will have a longer period of time to complete our business combination than do companies subject to Rule 419. Moreover, if our initial public offering were subject to Rule 419, that rule would prohibit the release of any interest earned on funds held in the trust account to us unless and until the funds in the trust account were released to us in connection with our completion of an initial business combination.

If we seek stockholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of stockholders are deemed to hold 10% or more of our Class A common stock, you will lose the ability to redeem all such shares in excess of 10% (less one share) of our Class A common stock.

If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to an aggregate of 10% or more of the shares sold in our initial public offering, which we refer to as the “Excess Shares.” However, we would not be restricting our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our business combination. Your inability to redeem the Excess Shares will reduce your influence over our ability to complete our business combination and you could suffer a material loss on your investment in us if you sell Excess Shares in open market transactions. Additionally, you will not receive redemption distributions with respect to the Excess Shares if we complete our business combination. And as a result, you will continue to hold that number of shares exceeding 10% (less one share) and, in order to dispose of such shares, would be required to sell your stock in open market transactions, potentially at a loss.

Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.00 per share, on our redemption, and our warrants will expire worthless.

We encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of our initial public and the sale of the private placement warrants, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, if we are obligated to pay cash for the shares of Class A common stock redeemed and, in the event we seek stockholder approval of our business combination, we make purchases of our Class A common stock, potentially reducing the resources available to us for our initial business combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.00 per share on the liquidation of our trust account and our warrants will expire worthless.

If the net proceeds of our initial public offering not being held in the trust account are insufficient to allow us to operate at least until July 22, 2016, we may be unable to complete our initial business combination.

The funds available to us outside of the trust account may not be sufficient to allow us to operate at least until July 22, 2016, assuming that our initial business combination is not completed during that time. We believe that the funds available to us outside of the trust account will be sufficient to allow us to operate at least until July 22, 2016; however, we cannot assure you that our estimate is accurate. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent designed to keep target businesses from “shopping” around for transactions with other companies on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or to conduct due diligence with respect to, a target business. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.00 per share on the liquidation of our trust account and our warrants will expire worthless.

If the net proceeds of our initial public offering not being held in the trust account, together with any amounts we may withdraw from trust to be used to fund our operations and working capital loans, are insufficient, it could limit the amount available to fund our search for a target business or businesses and to complete our initial business combination, leading to our dependence on loans from our sponsors or management team to fund our search, to pay our taxes and to complete our business combination.

Of the net proceeds of our initial public offering, only approximately $1,004,609 (as of December 31, 2014) are available to us outside the trust account to fund our working capital requirements. If we are required to seek additional capital, we would need to borrow funds from our sponsors, management team or other third parties to operate or we may be forced to liquidate. Other than working capital loans of up to $1,000,000 in the aggregate, neither our sponsors, members of our management team nor any of their affiliates are under any obligation to advance funds to us in such circumstances. Any such advances would be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. Consequently, our public stockholders may only receive approximately $10.00 per share on our redemption of our public shares, and our warrants will expire worthless.

Subsequent to our completion of our initial business combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and our stock price, which could cause you to lose some or all of your investment.

Even if we conduct extensive due diligence on a target business with which we combine, we cannot assure you that this diligence will surface all material issues that may be present inside a particular target business, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of the target business and outside of our control will not later arise. As a result of these factors, we may be forced to later write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Although these charges may be non-cash items and would not have an immediate effect on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining post-combination debt financing. Accordingly, any stockholders who choose to remain stockholders following the business combination could suffer a reduction in the value of their shares. Such stockholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the tender offer materials or proxy statement relating to the business combination contained an actionable material misstatement or material omission.

If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share.

Our placing of funds in the trust account may not protect those funds from third-party claims against us. Although we will seek to have all vendors, service providers (other than our independent auditors), prospective target businesses, or other entities with which we do business, execute agreements with us in which they would waive any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, such parties may not execute such agreements, or, even if they execute such agreements, they may not be prevented from bringing claims against the trust account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the trust account. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative.

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. Upon redemption of our public shares, if we are unable to complete our business combination within the prescribed time frame, or upon the exercise of a redemption right in connection with our business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per-share redemption amount received by public stockholders could be less than the $10.00 per share initially held in the trust account, due to claims of such creditors. Messrs. Leight, Arora and Barudin have agreed that they will be jointly and severally liable to us, and MIHI LLC has agreed to indemnify such individuals for 50% of any such liability, if and to the extent any claims by a vendor for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the trust account to below $10.00 per public share or, other than due to the failure to obtain such waiver, such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay taxes and fund working capital requirements, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the trust account and except as to any claims under our indemnity of the underwriter of our initial public offering against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, Messrs. Leight, Arora and Barudin will not be responsible to the extent of any liability for such third party claims. We have not independently verified whether Messrs. Leight, Arora and Barudin have sufficient funds to satisfy their joint and several indemnity obligations and, therefore, Messrs. Leight, Arora and Barudin may not be able to satisfy those obligations. We have not asked Messrs. Leight, Arora and Barudin to reserve for such eventuality. We believe the likelihood of Messrs. Leight, Arora and Barudin having to indemnify the trust account is limited because we will endeavor to have all vendors and prospective target businesses as well as other entities execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account.

Our directors may decide not to enforce the indemnification obligations of Messrs. Leight, Arora and Barudin, resulting in a reduction in the amount of funds in the trust account available for distribution to our public stockholders.

In the event that the proceeds in the trust account are reduced below the lesser of $10.00 per share or such waiver such lesser amount per share held in the trust account as of the date of the liquidation of the trust account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay taxes, and Messrs. Leight, Arora and Barudin assert that they are unable to satisfy their joint and several obligations or that they have no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against Messrs. Leight, Arora and Barudin to enforce their indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against Messrs. Leight, Arora and Barudin to enforce their joint and several indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the trust account available for distribution to our public stockholders may be reduced below $10.00 per share.

If, before distributing the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our stockholders and the per-share amount that would otherwise be received by our stockholders in connection with our liquidation may be reduced.

If, before distributing the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, the per-share amount that would otherwise be received by our stockholders in connection with our liquidation may be reduced.

If, after we distribute the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, a bankruptcy court may seek to recover such proceeds, and the members of our board of directors may be viewed as having breached their fiduciary duties to our creditors, thereby exposing the members of our board of directors and us to claims of punitive damages.

If, after we distribute the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by our stockholders. In addition, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith, thereby exposing itself and us to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our business combination.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

•	restrictions on the nature of our investments, and

•	restrictions on the issuance of securities,

each of which may make it difficult for us to complete our business combination.

In addition, we may have burdensome requirements imposed upon us, including:

•	registration as an investment company;

•	adoption of a specific form of corporate structure; and

•	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.

We do not believe that our anticipated principal activities will subject us to the Investment Company Act. The proceeds held in the trust account may be invested by the trustee only in United States government treasury bills with a maturity of 180 days or less or in money market funds investing solely in United States Treasuries and meeting certain conditions under Rule 2a-7 under the Investment Company Act. Because the investment of the proceeds will be restricted to these instruments, we believe we will meet the requirements for the exemption provided in Rule 3a-1 promulgated under the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to consummate a business combination. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete a business combination. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.00 per share on the liquidation of our trust account and our warrants will expire worthless.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, investments and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we are required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations, and their interpretation and application, may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business and results of operations.

Our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.

Under the Delaware General Corporation Law, or the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. If we do not complete our initial business combination by July 22, 2016, the pro rata distribution of the funds in our trust account to our public stockholders upon the redemption of our public shares may be considered a liquidation distribution under Delaware law. If a corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it (including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions can be made to stockholders), any liability stockholders may have with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder. Any such liability of the stockholder that may arise would be barred after the third anniversary of the dissolution. However, in the event we do not complete our business combination, it is our intention to redeem our public shares as soon as reasonably possible following July 22, 2016 and, therefore, we do not intend to comply with the procedures set forth in Section 280 of the DGCL.

Because we will not be complying with Section 280, Section 281(b) of the DGCL requires us to adopt a plan based on facts known to us at the time of the adoption of the plan that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the 10 years following our dissolution. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. If our plan of distribution complies with Section 281(b) of the DGCL, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder. Any liability of the stockholder would likely be barred after the third anniversary of the dissolution. We cannot assure you that we will properly assess all claims that may potentially be brought against us. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend beyond the third anniversary of such date. It is important to note that, in the event we do not complete our initial business combination by July 22, 2016, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares is not considered a liquidation distribution under Delaware law and such redemption distribution is deemed to be unlawful, then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of the three years that would apply in the case of a liquidation distribution.

We do not currently intend to hold an annual meeting of stockholders until after our consummation of a business combination and you will not be entitled to any of the corporate protections provided by such a meeting.

We do not currently intend to hold an annual meeting of stockholders until after we consummate a business combination (unless required by NASDAQ), and thus may not be in compliance with Section 211(b) of the DGCL, which requires an annual meeting of stockholders be held for the purposes of electing directors in accordance with a company’s bylaws unless such election is made by written consent in lieu of such a meeting. Therefore, if our stockholders want us to hold an annual meeting prior to our consummation of a business combination, they may attempt to force us to hold one by submitting an application to the Delaware Court of Chancery in accordance with Section 211(c) of the DGCL.

We have not registered the shares of Class A common stock issuable upon exercise of the warrants under the Securities Act or any state securities laws at this time, and such registration may not be in place when an investor desires to exercise warrants, thus precluding such investor from being able to exercise its warrants and causing such warrants to expire worthless.

We have not registered the shares of Class A common stock issuable upon exercise of the warrants under the Securities Act or any state securities laws at this time. However, under the terms of the warrant agreement, we have agreed, as soon as practicable, but in no event later than fifteen (15) business days after the closing of our initial business combination, to use our best efforts to file a registration statement under the Securities Act covering such shares and maintain a current prospectus relating to the Class A common stock issuable upon exercise of the warrants, until the expiration of the warrants in accordance with the provisions of the warrant agreement. We cannot assure you that we will be able to do so, for example, if any facts or events arise which represent a fundamental change in the information set forth in the registration statement or prospectus, the financial statements contained or incorporated by reference therein are not current or correct, or if the SEC issues a stop order. If the shares issuable upon exercise of the warrants are not registered under the Securities Act, we will be required to permit holders to exercise their warrants on a cashless basis. However, no warrant will be exercisable for cash or on a cashless basis, and we will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, unless an exemption is available. Notwithstanding the above, if our Class A common stock is, at the time of any exercise of a warrant, not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, we may, at our option, require holders of public warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event we so elect, we will not be required to file or maintain in effect a registration statement or register or qualify the shares under blue sky laws. In no event will we be required to net cash settle any warrant, or issue securities or other compensation in exchange for the warrants in the event that we are unable to register or qualify the shares underlying the warrants under the Securities Act or applicable state securities laws. If the issuance of the shares upon exercise of the warrants is not so registered or qualified or exempt from registration or qualification, the holder of such warrant shall not be entitled to exercise such warrant and such warrant may have no value and expire worthless. In such event, holders who acquired their warrants as part of a purchase of units will have paid the full unit purchase price solely for the shares of Class A common stock included in the units. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying shares of Class A common stock for sale under all applicable state securities laws.

The grant of registration rights to our initial stockholders and holders of our private placement warrants, private placement shares and private placement units may make it more difficult to complete our initial business combination, and the future exercise of such rights may adversely affect the market price of our Class A common stock.

Pursuant to an agreement entered into concurrently with the issuance and sale of the securities in our initial public offering, our initial stockholders and their permitted transferees can demand that we register their founder shares after they convert those shares to Class A shares. In addition, holders of our private placement warrants and their permitted transferees can demand that we register the private placement warrants and the shares of Class A common stock issuable upon exercise of the private placement warrants. Further, MIHI, as the holder of our private placement units, the warrants and shares of Class A common stock underlying the private placement units, the private placement shares, and the shares of Class A common stock into which the private placement shares are convertible, and their permitted transferees, can demand that we register those securities and the warrants and shares of Class A common stock underlying any such securities. In the aggregate, 18,318,750 shares will be subject to such demand registration rights. We will bear the cost of registering these securities. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our Class A common stock. In addition, the existence of the registration rights may make our initial business combination more costly or difficult to conclude. This is because the stockholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative effect on the market price of our Class A common stock that is expected when the securities owned by our initial stockholders, holders of our private placement shares, holders of our private placement units or holders of our private placement warrants or their respective permitted transferees are registered.

Because we are not limited to a particular industry or any specific target businesses with which to pursue our initial business combination, you will be unable to ascertain the merits or risks of any particular target business’s operations.

Because we have not yet identified or approached any specific target business with respect to a business combination, there is no basis to evaluate the possible merits or risks of any particular target business’s operations, results of operations, cash flows, liquidity, financial condition or prospects. To the extent we complete our business combination, we may be affected by numerous risks inherent in the operations of the business with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or an early stage entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely affect a target business. We also cannot assure you that an investment in our units will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in a business combination target. Accordingly, any stockholders who choose to remain stockholders following the business combination could suffer a reduction in the value of their shares. Such stockholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the tender offer materials or proxy statement relating to the business combination contained an actionable material misstatement or material omission.

Although we have identified general criteria and guidelines that we believe are important in evaluating prospective target businesses, we may enter into our initial business combination with a target that does not meet such criteria and guidelines, and as a result, the target business with which we enter into our initial business combination may not have attributes entirely consistent with our general criteria and guidelines.

Although we have identified general criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into our initial business combination will not have all of these attributes. If we complete our initial business combination with a target that does not meet some or all of these guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective business combination with a target that does not meet our general criteria and guidelines, a greater number of stockholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if stockholder approval of the transaction is required by law, or we decide to obtain stockholder approval for business, legal, or other reasons, it may be more difficult for us to attain stockholder approval of our initial business combination if the target business does not meet our general criteria and guidelines. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.00 per share on the liquidation of our trust account and our warrants will expire worthless.

We may seek investment opportunities with a financially unstable business or an entity lacking an established record of revenue or earnings.

To the extent we complete our initial business combination with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by numerous risks inherent in the operations of the business with which we combine. These risks include volatile revenues or earnings and difficulties in retaining and obtaining key personnel. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we may not be able to properly ascertain or assess all of the significant risk factors and we may not have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely affect a target business.

We may not be required to obtain an opinion from a qualified independent accounting firm or investment banking firm that is a member of FINRA, and consequently, you may have no assurance from a qualified independent source that the price we are paying for the business is fair to our company from a financial point of view.

Unless we complete our business combination with an affiliated entity, we are not required to obtain an opinion from a qualified independent accounting firm or investment banking firm that is a member of FINRA that the price we are paying is fair to our company from a financial point of view. If no opinion is obtained, our stockholders will be relying on the judgment of our board of directors, who will determine fair market value based on standards generally accepted by the financial community. Such standards used will be disclosed in our tender offer documents or proxy solicitation materials, as applicable, related to our initial business combination.

We may issue additional shares of Class A common stock, and may issue shares of preferred stock, to complete our initial business combination. We may also issue additional shares of Class A common stock upon the conversion of the Class F stock, in connection with anti-dilution provisions related to certain financings at the time of our initial business combination, or under an employee incentive plan after completion of our initial business combination, any one of which would dilute the interest of our stockholders and likely present other risks.

Our amended and restated certificate of incorporation authorizes the issuance of up to 90,000,000 shares of Class A common stock, par value $0.0001 per share, 10,000,000 shares of Class F common stock, par value $0.0001 per share, 10,000,000 shares of undesignated common stock, par value $0.0001, and 10,000,000 shares of undesignated preferred stock, par value $0.0001 per share. There are 46,087,500 shares, 3,681,250 shares, and 10,000,000 shares authorized but unissued of Class A, Class F, and undesignated common stock available, respectively, for issuance, which amount takes into account shares reserved for issuance upon exercise of outstanding warrants. Shares of Class F common stock are convertible into our Class A common stock, initially at a one-for-one ratio, but subject to adjustment as set forth herein. These amounts assume the issuance of 4,000,000 units issuable pursuant to the Macquarie sponsors’ contingent forward purchase contract and an additional 1,000,000 Class F shares issuable to the Macquarie sponsor at the time of the initial business combination.

We may issue a substantial number of additional shares of Class A common stock, and may issue shares of preferred stock, in order to complete our initial business combination. We may also issue additional shares of Class A common stock upon conversion of the Class F common stock in connection with anti-dilution provisions related to certain financings at the time of our initial business combination, or under an employee incentive plan after the completion of our initial business combination. Our amended and restated certificate of incorporation provides, among other things, that prior to our initial business combination, we may not issue additional shares of capital stock that would entitle the holders thereof to (a) receive funds from the trust account or (b) vote on any initial business combination.

The issuance of additional shares of common or preferred stock:

•	will significantly dilute the equity interest of investors in our initial public offering;

•	may subordinate the rights of holders of common stock if preferred stock is issued with rights senior to those afforded our common stock;

•	could cause a change in control if a substantial number of common stock is issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors; and

•	may adversely affect prevailing market prices for our units, common stock and/or warrants.

Resources could be expended in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.00 per share on the liquidation of our trust account and our warrants will expire worthless.

We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention, and substantial costs for accountants, attorneys and others. If we decide not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our initial business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.00 per share on the liquidation of our trust account and our warrants will expire worthless.

We are dependent upon our officers and directors and their departure could adversely affect our ability to operate.

Our operations are dependent upon a relatively small group of individuals including, but not limited to, our executive officers and directors. We believe that our success depends on the continued service of our executive officers and directors, at least until we have completed our business combination. In addition, our executive officers and directors are not required to commit any specified amount of time to our affairs and, accordingly, will have conflicts of interest in allocating management time among various business activities, including identifying potential business combinations and monitoring the related due diligence. We do not have an employment agreement with, or key person insurance on the life of, any of our directors or executive officers. The unexpected loss of the services of one or more of our directors or executive officers could have a detrimental effect on us.

Our ability to successfully effect our initial business combination and to be successful thereafter will be totally dependent upon the efforts of our key personnel, some of whom may join us following our initial business combination. The loss of key personnel could negatively affect the operations and profitability of our post-combination business.

Our ability to successfully effect our business combination is dependent upon the efforts of our key personnel. The role of our key personnel in the target business, however, cannot presently be ascertained. Although some of our key personnel may remain with the target business in senior management or advisory positions following our business combination, it is likely that some or all of the management of the target business will remain in place. While we intend to closely scrutinize any individuals we engage after our business combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a company regulated by the SEC, which could cause us to have to expend time and resources helping them become familiar with such requirements, with such time potentially interfering with their ability to do their jobs.

Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular business combination. These agreements may provide for them to receive compensation following our business combination and as a result, may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous.

Our key personnel may be able to remain with the company after the completion of our business combination only if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the completion of the business combination. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business. However, we believe the ability of such individuals to remain with us after the completion of our business combination will not be the determining factor in our decision as to whether or not we will proceed with any potential business combination. There is no certainty, however, that any of our key personnel will remain with us after the completion of our business combination. We cannot assure you that any of our key personnel will remain in senior management or advisory positions with us. The determination as to whether any of our key personnel will remain with us will be made at the time of our initial business combination.

We may have a limited ability to assess the management of a prospective target business and, as a result, may effect our initial business combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company.

When evaluating the desirability of effecting our initial business combination with a prospective target business, our ability to assess the target business’s management may be limited due to a lack of time, resources or information. Our assessment of the capabilities of the target’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities we believed they possessed. Should the target’s management not have the skills, qualifications or abilities necessary to manage a public company, the operations and profitability of the post-combination business may be negatively affected. Accordingly, any stockholders who choose to remain stockholders following the business combination could suffer a reduction in the value of their shares. Such stockholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the tender offer materials or proxy statement relating to the business combination contained an actionable material misstatement or material omission.

The officers and directors of an acquisition candidate may resign upon consummation of a business combination. The loss of an acquisition target’s key personnel could negatively impact the operations and profitability of our post-combination business.

The role of an acquisition candidate’s key personnel upon the consummation of our initial business combination cannot be ascertained at this time. Although we contemplate that certain members of an acquisition candidate’s management team will remain associated with us following our initial business combination, it is possible that members of the management of an acquisition candidate will not wish to remain in place. The loss of an acquisition target’s key personnel could negatively impact the operations and profitability of our post-combination business.

Our executive officers and directors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative effect on our ability to complete our initial business combination.

Our executive officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination, and their other businesses. We do not intend to have any full-time employees prior to the completion of our business combination. Each of our executive officers is engaged in several other business endeavors for which such individual may be entitled to substantial compensation and our executive officers are not obligated to contribute any specific number of hours per week to our affairs. Our independent directors also serve as officers and board members for other entities. If our executive officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative effect on our ability to complete our initial business combination.

Our sponsors, and their affiliates, have no obligation to provide us with potential investment opportunities or to devote any specified amount of time or support to our company’s business.

Although we expect to benefit from our sponsors’ network of relationships and processes for evaluating and allocating investment opportunities among itself, us, and other parties, our sponsors have no legal or contractual obligation to seek on our behalf or to present to us investment opportunities that might be suitable for our business. Our sponsors may allocate potential investments at their discretion to any of Terrapin, Macquarie, us, or other parties. We have no investment management, advisory, consulting or other agreement in place with our sponsors that obligate them to undertake efforts on our behalf or that govern the manner in which they will allocate investment opportunities. Even if our sponsors refer an opportunity to us, no assurance can be given that such opportunity will result in an acquisition agreement or an initial business combination.

Certain of our executive officers and directors are now, and all of them may in the future become, affiliated with entities engaged in business activities similar to those intended to be conducted by us and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

Until we consummate our initial business combination, we will continue to engage in the business of identifying and combining with one or more businesses. Our executive officers and directors are, or may in the future become, affiliated with entities that are engaged in a similar business.

Our officers and directors also may become aware of business opportunities which may be appropriate for presentation to us and the other entities to which they owe certain fiduciary duties. Accordingly, they may have conflicts of interest in determining whether a particular business opportunity should be presented to our company or to another entity. These conflicts may not be resolved in our favor and a potential target business may be presented to another entity prior to its presentation to us. Our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue. Notwithstanding the foregoing, our amended and restated certificate of incorporation provides that the doctrine of corporate opportunity, or any other analogous doctrine, will not apply to our Macquarie sponsor’s board designee.

Members of our management team may directly or indirectly own common stock and warrants following our initial public offering, and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

Our Macquarie sponsor may have a conflict of interest in determining whether a particular business opportunity should be presented to our company or to Hydra Industries Acquisition Corp.

In October 2014, Hydra Industries Acquisition Corp., a blank check company co-sponsored by our Macquarie sponsor, consummated an initial public offering, raising gross proceeds of $80,000,000. Our Macquarie sponsor may have a conflict of interest in determining whether a particular business opportunity should be presented to our company or to Hydra Industries Acquisition Corp. While we do not anticipate overlap, there may be some overlap among the companies that we may seek to acquire and the potential companies Hydra Industries Acquisition Corp. may seek to acquire. We seek to acquire one or more businesses with an aggregate enterprise value of approximately $200 million to $1.25 billion, whereas Hydra Industries Acquisition Corp. seeks an initial business combination with a company that has an enterprise value of approximately $250 million to $500 million. As a result, our Macquarie sponsor may present a particular business opportunity to Hydra Industries Acquisition Corp., and not to us, that we would otherwise want to pursue.

Our executive officers, directors, security holders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.

We have not adopted a policy that expressly prohibits our directors, executive officers, security holders or affiliates from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. In fact, we may enter into a business combination with a target business that is affiliated with our sponsors, our directors or executive officers, although we do not intend to do so. Nor do we have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us. Accordingly, such persons or entities may have a conflict between their interests and ours.

We may engage in a business combination with one or more target businesses that have relationships with entities that may be affiliated with our executive officers, directors or existing holders which may raise potential conflicts of interest.

In light of the involvement of our sponsors, executive officers and directors with other entities, we may decide to acquire one or more businesses affiliated with our sponsors, executive officers and directors. Our directors also serve as officers and board members for other entities. Such entities may compete with us for business combination opportunities. Our sponsors, officers and directors are not currently aware of any specific opportunities for us to complete our business combination with any entities with which they are affiliated, and there have been no preliminary discussions concerning a business combination with any such entity or entities. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria for a business combination and such transaction was approved by a majority of our disinterested directors. Despite our agreement to obtain an opinion from a qualified independent accounting firm or investment banking firm that is a member of FINRA regarding the fairness to our company from a financial point of view of a business combination with one or more businesses affiliated with our executive officers, directors or existing holders, potential conflicts of interest still may exist and, as a result, the terms of the business combination may not be as advantageous to our public stockholders as they would be absent any conflicts of interest.

Since our initial stockholders, executive officers and directors will lose their entire investment in us if our business combination is not completed, a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.

Our Terrapin sponsor and an affiliate purchased an aggregate of 5,318,750 founder shares for an aggregate purchase price of $25,000. The number of founder shares issued was determined based on the expectation that such founder shares would represent 20% of the outstanding shares upon completion of our initial public offering. On May 19, 2014, our Terrapin sponsor sold 1,211,563 founder shares to our Macquarie sponsor. In July 2014, Apple Orange LLC, one of our sponsors, transferred an aggregate of 90,000 founder shares to Messrs. Kagan, Brokaw and Mendelson, each an independent director, and 56,061 founder shares to Terrapin Partners Green Employee Partnership, LLC, an affiliate of Apple Orange LLC. In addition, our sponsors have purchased an aggregate of 12,000,000 private placement warrants exercisable for one-half of one share of our Class A common stock at $5.75 per half share, for an aggregate purchase price of $6,000,000, or $0.50 per warrant, that will also be worthless if we do not complete a business combination.

With certain exceptions, the founder shares are identical to the shares of Class A common stock included in the units being sold in our initial public offering. However, the holders have agreed (A) to vote any shares owned by them in favor of any proposed business combination and (B) not to redeem any shares in connection with a stockholder vote to approve a proposed initial business combination. The personal and financial interests of our executive officers and directors may influence their motivation in identifying and selecting a target business combination, completing an initial business combination, and influencing the operation of the business following the initial business combination.

A conflict of interest may arise from the need to obtain our Macquarie sponsor’s consent to our business combination.

We have entered into an agreement among sponsors with the Terrapin sponsor and the Macquarie sponsor pursuant to which we have agreed not to consummate a business combination without the Macquarie sponsor’s consent, which consent can be withheld for any reason. As a consequence of their contingent forward purchase commitment, which is only to be settled upon consummation of the initial business combination, their interests may conflict with those of the rest of the stockholders if the Macquarie sponsor does not wish to fund such commitment.

Since our sponsors, executive officers and directors will not be eligible to be reimbursed for their out-of-pocket expenses if our business combination is not completed, a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.

At the closing of our initial business combination, our sponsors, executive officers and directors, or any of their respective affiliates, will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. In the event our business combination is completed, there is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred in connection with activities on our behalf. However, our sponsors, executive officers and directors, or any of their respective affiliates will not be eligible for any such reimbursement if our business combination is not completed. These financial interests of our sponsors, executive officers and directors may influence their motivation in identifying and selecting a target business combination and completing an initial business combination.

Our Macquarie sponsor, and its affiliates, may represent a client to acquire potential target businesses in competition with us, thereby causing conflicts of interest that limit our ability to pursue potential targets. These conflicts of interest could have a negative effect on our ability to consummate a business combination.

Our Macquarie sponsor, or its affiliates, engage in a broad spectrum of activities including principal investing, specialized investment vehicle management, asset management, financial advisory, securities underwriting, sales and trading, investment research, lending and other activities. In the ordinary course of business, they engage in activities where their interests or the interests of their clients may conflict with our interests. Accordingly, there may be situations in which our Macquarie sponsor has an obligation or an interest that actually or potentially conflicts with our interests. You should assume that these conflicts will not be resolved in our favor and, as a result, we may be denied certain acquisition opportunities or otherwise disadvantaged in certain situations by our relationship to our Macquarie sponsor.

Our Macquarie sponsor, its affiliates and their clients make investments in a variety of different businesses and may directly compete with us for acquisition opportunities provided or created by our Macquarie sponsor that meet our initial business combination objectives. Our Macquarie sponsor is under no specific obligation to offer potential acquisition opportunities to us and may allocate them at its discretion to us or other parties. While a member of our board of directors that is employed by our Macquarie sponsor will participate in allocation discussions, we will not have any priority in respect of acquisition opportunities provided or created by our Macquarie sponsor. You should assume that our Macquarie sponsor and its affiliates and clients will have priority over us in terms of access to acquisition opportunities.

Clients of Macquarie, and its affiliates, may also compete with us for investment opportunities meeting our initial business combination objectives. If Macquarie is engaged to act for any such clients, we may be precluded from pursuing opportunities that would conflict with Macquarie’s obligations to such client. In addition, investment ideas generated within Macquarie may be suitable for our company or a client of Macquarie, and may be directed to any of such persons or entities rather than to us. Macquarie may also be engaged to advise the seller of a company, business or assets that would qualify as an acquisition opportunity for us. In such cases, we may be precluded from participating in the sale process or from purchasing the company, business or assets. If, however, we are permitted to pursue the opportunity, the interests of Macquarie or its obligations to the seller may diverge from our interests.

Since the vote of the Macquarie sponsor is required for approval of our initial business combination, any such conflict of interest could prevent us from consummating our initial business combination.

We may issue notes or other debt securities, or otherwise incur substantial debt, to complete a business combination, which may adversely affect our leverage and financial condition and thus negatively affect the value of our stockholders’ investment in us.

Other than working capital loans which have been committed by our sponsors, although we have no commitments as of the date of this Report to issue any notes or other debt securities, or to otherwise incur outstanding debt, we may choose to incur substantial debt to complete our business combination. We have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the trust account. As such, no issuance of debt will affect the per-share amount available for redemption from the trust account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

•	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;

•	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

•	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;

•	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;

•	our inability to pay dividends on our common stock;

•	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our common stock if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;

•	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

•	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

•	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

We may only be able to complete one business combination with the proceeds of our initial public offering and the sale of the private placement warrants, which will cause us to be solely dependent on a single business which may have a limited number of products or services. This lack of diversification may negatively affect our operations and profitability.

The net proceeds from our initial public offering and the private placement of warrants have provided us with approximately $213,750,000 (including $1,004,609 held outside the trust as of December 31, 2014) that we may use to complete our business combination and pay deferred underwriting commissions being held in the trust account.

We may effectuate our business combination with a single target business or multiple target businesses, either simultaneously or within a short period of time. However, we may not be able to effectuate our business combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of the several target businesses as if they had been operated on a combined basis. By completing our initial business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory risks. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

•	solely dependent upon the performance of a single business, property or asset, or

•	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

This lack of diversification may subject us to numerous economic, competitive and regulatory developments, any or all of which may have a substantial adverse effect upon the particular industry in which we may operate subsequent to our business combination.

We may attempt to simultaneously complete business combinations with multiple prospective targets, which may hinder our ability to complete our business combination and give rise to increased costs and risks that could negatively affect our operations and profitability.

If we determine to simultaneously acquire several businesses that are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for us, and delay our ability, to complete our initial business combination. With multiple business combinations, we could also face additional risks, including additional burdens and costs with respect to multiple possible negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively affect our profitability and results of operations.

We may attempt to complete our initial business combination with a private company about which little information is available, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

In pursuing our acquisition strategy, we may seek to effectuate our initial business combination with a privately held company. By definition, very little public information exists about private companies, and we could be required to make our decision on whether to pursue a potential initial business combination on the basis of limited information, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

Our management may not be able to maintain control of a target business after our initial business combination. We cannot provide assurance that, upon loss of control of a target business, new management will possess the skills, qualifications or abilities necessary to profitably operate such business.

We may structure a business combination so that the post-transaction company in which our public stockholders own shares will own less than 100% of the equity interests or assets of a target business, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for us not to be required to register as an investment company under the Investment Company Act. We will not consider any transaction that does not meet such criteria. Even if the post-transaction company owns 50% or more of the voting securities of the target, our stockholders prior to the business combination may ultimately own collectively a minority interest in the post-business combination company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares of common stock in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% interest in the target. However, as a result of the issuance of a substantial number of new shares of common stock, our stockholders immediately prior to such transaction could own less than a majority of our outstanding shares of common stock subsequent to such transaction. In addition, other minority stockholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the company’s stock than we initially acquired. Accordingly, this may make it more likely that our management will not be able to maintain control of the target business.

We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete a business combination with which a substantial majority of our stockholders do not agree.

Our amended and restated certificate of incorporation does not provide a specified maximum redemption threshold, except that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (such that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. As a result, we may be able to complete our business combination even if a substantial majority of our public stockholders do not agree with the transaction and have redeemed their shares or, if we seek stockholder approval of our initial business combination and do not conduct redemptions in connection with our business combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our sponsors, officers, directors, advisors or their affiliates.

If we have inadequate cash simultaneously to meet the closing requirements of a business combination and redeem all shares submitted at that time for redemption, we will return any shares submitted for redemption and continue to pursue an alternative transaction. If you redeemed in order to liquidate your investment at that time, you may be forced to sell your public shares, potentially at a loss.

In the event the aggregate cash consideration we would be required to pay for all shares of Class A common stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, all shares of Class A common stock submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination.

The exercise price for the public warrants is higher than in many similar blank check company offerings in the past, and, accordingly, the warrants are more likely to expire worthless.

The exercise price of the public warrants is higher than is typical in many similar blank check companies in the past. Historically, the exercise price of a warrant was generally a fraction of the purchase price of the units in the initial public offering. The exercise price for our public warrants is $5.75 per half share, or $11.50 per whole share. As a result, the warrants are less likely to ever be in the money and more likely to expire worthless.

In order to effectuate our initial business combination, blank check companies have, in the recent past, amended various provisions of their charters and modified governing instruments. We cannot assure you that we will not seek to amend our amended and restated certificate of incorporation or governing instruments in a manner that will make it easier for us to complete our initial business combination that our stockholders may not support.

In order to effectuate a business combination, blank check companies have, in the recent past, amended various provisions of their charters and modified governing instruments. For example, blank check companies have amended the definition of business combination, increased redemption thresholds and changed industry focus. We cannot assure you that we will not seek to amend our charter or governing instruments in order to effectuate our initial business combination.

The provisions of our amended and restated certificate of incorporation that relate to our pre-business combination activity (and corresponding provisions of the agreement governing the release of funds from our trust account) may be amended with the approval of holders of 65% of our common stock, which is a lower amendment threshold than that of some other blank check companies. It may be easier for us, therefore, to amend our amended and restated certificate of incorporation to facilitate the completion of an initial business combination that some of our stockholders may not support.

Some other blank check companies have a provision in their charter which prohibits the amendment of certain of its provisions, including those which relate to a company’s pre-business combination activity, without approval by a certain percentage of the company’s stockholders. In those companies, amendment of these provisions requires approval by between 90% and 100% of the company’s public stockholders. Our amended and restated certificate of incorporation provides that any of its provisions related to pre-business combination activity (including the requirement to deposit proceeds of our initial public offering and the private placement of warrants into the trust account and not release such amounts except in specified circumstances, and to provide redemption rights to public stockholders as described herein) may be amended if approved by holders of 65% of our common stock, and corresponding provisions of the trust agreement governing the release of funds from our trust account may be amended if approved by holders of 65% of our common stock. In all other instances, our amended and restated certificate of incorporation may be amended by holders of a majority of our common stock, subject to applicable provisions of the DGCL or NASDAQ rules. Our initial stockholders, who collectively beneficially own 20% of our common stock, will participate in any vote to amend our amended and restated certificate of incorporation and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated certificate of incorporation which govern our pre-business combination behavior more easily than some other blank check companies, and this may increase our ability to complete a business combination with which you do not agree. Our stockholders may pursue remedies against us for any breach of our amended and restated certificate of incorporation.

Our sponsors, executive officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation that would affect the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by July 22, 2016, unless we provide our public stockholders with the opportunity to redeem their shares of Class A common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest income (net of taxes payable and any amounts released to us to fund working capital requirements), divided by the number of then outstanding public shares. These agreements are contained in letter agreements that we have entered into with our sponsors, executive officers and directors. Our stockholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our sponsors, executive officers and directors for any breach of these agreements. As a result, in the event of a breach, our stockholders would need to pursue a stockholder derivative action, subject to applicable law.

We may be unable to obtain additional financing to complete our initial business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination.

Although we believe that the net proceeds of our initial public offering and the sale of the private placement warrants, as well as the $40,000,000 private placement to be made by our Macquarie sponsor will be sufficient to allow us to complete our initial business combination, because we have not yet identified any prospective target business we cannot ascertain the capital requirements for any particular transaction. If the net proceeds of our initial public offering, the sale of the private placement warrants as well as the $40,000,000 private placement prove to be insufficient, either because of the size of our initial business combination, the depletion of the available net proceeds in search of a target business, the obligation to repurchase for cash a significant number of shares from stockholders who elect redemption in connection with our initial business combination or the terms of negotiated transactions to purchase shares in connection with our initial business combination, we may be required to seek additional financing or to abandon the proposed business combination. We cannot assure you that such financing will be available on acceptable terms, if at all. In the current economic environment, it may be difficult for companies to obtain acquisition financing. To the extent that additional financing proves to be unavailable when needed to complete our initial business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. In addition, even if we do not need additional financing to complete our business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or stockholders is required to provide any financing to us in connection with or after our business combination. If we are unable to complete our initial business combination, our public stockholders may only receive approximately $10.00 per share on the liquidation of our trust account, and our warrants will expire worthless.

Our initial stockholders control a substantial interest in us and thus may exert substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support.

Our initial stockholders own 20% of the issued and outstanding shares of our common. Accordingly, they may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support, including amendments to our amended and restated certificate of incorporation. If our initial stockholders purchase any additional shares of Class A common stock in the aftermarket or in privately negotiated transactions, this would increase their control. Neither our initial stockholders nor, to our knowledge, any of our officers or directors, have any current intention to purchase additional securities. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A common stock. In addition, our board of directors, whose members were elected by our sponsors, is and will be divided into two classes, each of which will generally serve for a term of two years with only one class of directors being elected in each year. We may not hold an annual meeting of stockholders to elect new directors prior to the completion of our business combination, in which case all of the current directors will continue in office until at least the completion of the business combination. If there is an annual meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election and our initial stockholders, because of their ownership position, will have considerable influence regarding the outcome. Accordingly, our initial stockholders will continue to exert control at least until the completion of our business combination, and, due to the conversion of the Class F common stock into our Class A common stock, the anti-dilution rights of the Class F common stock and the sale of the private placement units to the Macquarie sponsor, potentially after consummation of our initial business combination.

We may amend the terms of the warrants in a manner that may be adverse to holders with the approval by the holders of at least 65% of then outstanding public warrants.

Our warrants are issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision, but requires the approval by the holders of at least 65% of then outstanding public warrants to make any change that adversely affects the interests of the registered holders. Accordingly, we may amend the terms of the warrants in a manner adverse to a holder if holders of at least 65% of then outstanding public warrants approve of such amendment. Although our ability to amend the terms of the warrants with the consent of at least 65% of then outstanding public warrants is unlimited, examples of such amendments could be amendments, among other things, to increase the exercise price of the warrants, shorten the exercise period or decrease the number of shares of our common stock purchasable upon exercise of a warrant.

We may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you, thereby making your warrants worthless.

We have the ability to redeem outstanding warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided that the last reported sales price of our Class A common stock equals or exceeds $24.00 per share for any 20 trading days within a 30 trading-day period ending on the third trading day prior to the date we send the notice of redemption to the warrant holders. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of the outstanding warrants could force you to exercise your warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, to sell your warrants at then-current market price when you might otherwise wish to hold your warrants or to accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, is likely to be substantially less than the market value of your warrants. None of the private placement warrants will be redeemable by us so long as they are held by their initial purchasers or their permitted transferees.

Our warrants may have an adverse effect on the market price of our Class A common stock and make it more difficult to effectuate our business combination.

We issued warrants to purchase 10,637,500 shares of our Class A common stock as part of the units offered in our initial public offering and, simultaneously with the closing of our initial public offering, we issued in a private placement an aggregate of 12,000,000 private placement warrants. Also, in connection with the units sold to our Macquarie sponsor in connection with our initial business combination, we will be issuing 4,000,000 warrants, each exercisable to purchase one-half of one share of Class A common stock at $5.75 per half share. To the extent we issue shares of Class A common stock to effectuate a business transaction, the potential for the issuance of a substantial number of additional shares of Class A common stock upon exercise of these warrants could make us a less attractive acquisition vehicle to a target business. Such warrants, when exercised, may increase the number of issued and outstanding shares of our Class A common stock and reduce the value of the shares of Class A common stock issued to complete the business transaction. Therefore, our warrants may make it more difficult to effectuate a business transaction or increase the cost of acquiring the target business.

The private placement warrants are identical to the warrants sold as part of the units in our initial public offering except that, so long as they are held by our sponsors or their permitted transferees, they will not be redeemable by us, they (including the Class A common stock issuable upon exercise of these warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold by the sponsors until 30 days after the completion of our initial business combination and they may be exercised by the holders on a cashless basis.

Because each warrant is exercisable for only one-half of one share of our Class A common stock, the units may be worth less than units of other blank check companies.

Each warrant is exercisable for one-half of one share of Class A common stock. No fractional shares will be issued upon exercise of the warrants. If, upon exercise of the warrants, a holder would be entitled to receive a fractional interest in a share, we will, upon exercise, round down to the nearest whole number the number of shares of Class A common stock to be issued to the warrant holder. This is different from other offerings similar to ours whose units include one share of Class A common stock and one warrant to purchase one whole share. We have established the components of the units in this way in order to reduce the dilutive effect of the warrants upon completion of a business combination since the warrants will be exercisable in the aggregate for half of the number of shares compared to units that each contain a warrant to purchase one whole share, thus making us, we believe, a more attractive merger partner for target businesses. Nevertheless, this unit structure may cause our units to be worth less than if it included a warrant to purchase one whole share.

The requirements of being a public company may strain our resources and divert management’s attention.

As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Act, the listing requirements of Nasdaq and other applicable securities rules and regulations. Compliance with these rules and regulations increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and increase demand on our systems and resources, particularly after we are no longer an “emerging growth company.” The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns, which could adversely affect our business and operating results. We may need to hire more employees in the future or engage outside consultants to comply with these requirements, which will increase our costs and expenses.

A market for our securities may not develop, which would adversely affect the liquidity and price of our securities.

The price of our securities may vary significantly due to one or more potential business combinations and general market or economic conditions. Furthermore, an active trading market for our securities may never develop or, if developed, it may not be sustained. You may be unable to sell your securities unless a market can be established and sustained.

NASDAQ may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our securities are currently listed on NASDAQ. However, we cannot assure you that our securities will continue to be, listed on NASDAQ in the future or prior to our initial business combination. In order to continue listing our securities on NASDAQ prior to our initial business combination, we must maintain certain financial, distribution and stock price levels. Generally, we must maintain a minimum amount in stockholders’ equity (generally $2,500,000) and a minimum number of holders of our securities (generally 300 round-lot holders). Additionally, in connection with our initial business combination, we will be required to demonstrate compliance with NASDAQ’s initial listing requirements, which are more rigorous than NASDAQ’s continued listing requirements, in order to continue to maintain the listing of our securities on NASDAQ. For instance, our stock price would generally be required to be at least $4 per share and our stockholders’ equity would generally be required to be at least $5 million. We cannot assure you that we will be able to meet those initial listing requirements at that time.

If NASDAQ delists our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

•	a limited availability of market quotations for our securities;

•	reduced liquidity for our securities;

•	a determination that our Class A common stock is a “penny stock” which will require brokers trading in our Class A common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

•	a limited amount of news and analyst coverage; and

•	a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because our units, Class A common stock and warrants are currently listed on NASDAQ, our units, Class A common stock and warrants are covered securities. Although the states are preempted from regulating the sale of our securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the state of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on NASDAQ, our securities would not be covered securities and we would be subject to regulation in each state in which we offer our securities.

Because we must furnish our stockholders with target business financial statements, we may lose the ability to complete an otherwise advantageous initial business combination with some prospective target businesses.

The federal proxy rules require that a proxy statement with respect to a vote on a business combination meeting certain financial significance tests include historical and/or pro forma financial statement disclosure in periodic reports. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America, or GAAP, or international financing reporting standards, or IFRS, depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), or PCAOB. These financial statements may also be required to be prepared in accordance with GAAP in connection with our current report on Form 8-K announcing the closing of our initial business combination within four business days following such closing. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame.

We are an emerging growth company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, our stockholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our common stock held by non-affiliates exceeds $700 million as of any June 30 before that time, in which case we would no longer be an emerging growth company as of the following December 31. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate our business combination, require substantial financial and management resources, and increase the time and costs of completing an acquisition.

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form 10-K for the year ending December 31, 2015. Only in the event we are deemed to be a large accelerated filer or an accelerated filer will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target company with which we seek to complete our business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

Provisions in our amended and restated certificate of incorporation and Delaware law may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our Class A common stock and could entrench management.

Our amended and restated certificate of incorporation contains provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. These provisions include a staggered board of directors and the ability of the board of directors to designate the terms of, and issue new series of, preferred shares, which may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

We are also subject to anti-takeover provisions under Delaware law, which could delay or prevent a change of control. Together these provisions may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

If we effect our initial business combination with a company located in the United States but with operations or opportunities outside of the United States, we would be subject to a variety of additional risks that may negatively affect our operations.

If we effect our initial business combination with a company located in the United States but with operations or opportunities outside of the United States, we would be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:

•	Complex and difficult laws applicable to all our material agreements under which we may not be able to enforce our rights;

•	Maintenance of any required import or export licenses;

•	costs and difficulties inherent in managing cross-border business operations;

•	rules and regulations regarding currency redemption;

•	complex corporate withholding taxes on individuals;

•	laws governing the manner in which future business combinations may be effected;

•	tariffs and trade barriers;

•	regulations related to customs and import/export matters;

•	longer payment cycles;

•	tax issues, such as tax law changes and variations in tax laws as compared to the United States;

•	currency fluctuations and exchange controls;

•	rates of inflation;

•	challenges in collecting accounts receivable;

•	cultural and language differences;

•	employment regulations;

•	crime, strikes, riots, civil disturbances, terrorist attacks and wars; and

•	deterioration of political relations with the United States.

We may not be able to adequately address these additional risks. If we were unable to do so, our operations might suffer, which may adversely affect our results of operations and financial condition.

Item 1B.     Unresolved Staff Comments

None.

Item 2.     Properties

We do not own any real estate or other physical properties materially important to our operation. Our executive office is located at 590 Madison Avenue, 35th Floor, New York, NY 10022. The cost for such space is included in the $10,000 per month fee that we pay an affiliate of our Terrapin sponsor for office space, utilities and secretarial support, since our initial public offering. We consider our current office space adequate for our current operations.

Item 3.     Legal Proceedings

To the knowledge of our management, there is no litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

Item 4.     Mine Safety Disclosures

Not applicable.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

(a) Market Information

Our units, Class A common stock and warrants are each traded on the NASDAQ Stock Market under the symbols “TRTLU,” “TRTL” and “TRTLW, respectively. Our units commenced public trading on July 17, 2014, and our Class A common stock and warrants commenced public trading on August 18, 2014.

The table below sets forth, for the calendar quarter indicated, the high and low bid prices of our units, Class A common stock and warrants as reported on the Nasdaq for the period July 17, 2014 through December 31, 2014.

Year Ended December 31, 2014	Units		Class A Common Stock		Warrants
	Low	High	Low	High	Low	High
July 17, 2014 through September 30, 2014	$10.02	$10.05	$-	$-	$0.30	$0.55
October 1, 2014 through December 31, 2014	$9.95	$10.19	$9.55	$9.90	$0.21	$0.85

No shares of our Class A common stock traded during the period ended September 30, 2014.

On March 17, 2015 our Class A common stock had a closing price of $9.40, our warrants had a closing price of $0.34 and our units had a closing price of $10.08.

(b) Holders

On March 17, 2015, there was one holder of record of our units, one holder of record of our Class A common stock and there were five holders of record of our warrants.

(c) Dividends

We have not paid any cash dividends on our common stock to date and do not intend to pay cash dividends prior to the completion of our initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our initial business combination. The payment of any cash dividends subsequent to our initial business combination will be within the discretion of our board of directors at such time. In addition, our board of directors is not currently contemplating and does not anticipate declaring any stock dividends in the foreseeable future. Further, if we incur any indebtedness in connection with our business combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

(d) Securities Authorized for Issuance Under Equity Compensation Plans.

None.

(e) Recent Sales of Unregistered Securities

None.

(f) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6.   Selected Financial Data

The following table summarizes the relevant financial data for our business, as of December 31, 2014, and should be read with our financial statements, which are included in this Report. We have not had any significant operations to date, so only balance sheet data is presented.

Balance Sheet Data:
Cash	$1,004,609
Cash and Investments held in Trust Account	$212,757,574
Total Assets	$213,838,334
Common stock subject to possible redemption (at redemption value)	$201,190,670

Shares at December 31, 2014 (excluding shares subject to possible redemption 20,119,067)	1,155,933
Total stockholders' equity	$5,000,004

Cash Flow Data:
Net cash used in operating activities	$(251,014)
Net cash used in investing activities	$(212,757,574)
Net cash provided by financing activities	$213,988,197

Statement of Operations Data:
Operating expenses:
Formation and general and administrative expenses	$(198,026)
State franchise tax, other than income tax	$(180,000)
Loss from operations	$(378,026)
Other Income:
Interest income earned and accrued	$7,620
Net loss attributable to common shares	$(370,406)

Net loss per common share- basic and diluted (excluding shares subject to possible redemption)	$(0.06)

Weighted average number of common shares outstanding - basic and diluted (excluding shares subject to possible redemption	5,817,793

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Overview

We are a blank check company incorporated during December, 2013 as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. We intend to effectuate our business combination using cash from the proceeds of our initial public offering and a sale of warrants in a private placement that occurred simultaneously with the completion of our initial public offering, our capital stock, debt or a combination of cash, stock and debt.

The issuance of additional shares of our stock in a business combination:

•	may significantly dilute the equity interest of existing stockholders;

•	may subordinate the rights of holders of common stock if preferred stock is issued with rights senior to those afforded our common stock;

•	could cause a change of control if a substantial number of shares of our common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;

•	may have the effect of delaying or preventing a change of control of us by diluting the stock ownership or voting rights of a person seeking to obtain control of us; and

•	may adversely affect prevailing market prices for our common stock and/or warrants.

Similarly, if we issue debt securities, it could result in:

•	default and foreclosure on our assets if our cash flows after an initial business combination are insufficient to repay our debt obligations;

•	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of such covenants;

•	our immediate repayment of all principal and accrued interest, if any, if the debt security is payable on demand;

•	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;

•	our inability to pay dividends on our common stock;

•	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our common stock, if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;

•	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

•	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

•	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to raise capital or to complete our initial business combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. All activity from inception to December 31, 2014 relates to our formation, our initial public offering and private placement and the identification and evaluation of prospective candidates for a business combination. Since the completion of our initial public offering, we have not generated any operating revenues and will not generate such revenues until after the completion of our business combination. We generate non-operating income in the form of interest income on cash and securities held, which we expect to be insignificant in view of the low yields on short-term government securities. We expect to incur increased expenses as a result of being a public company (for legal, insurance, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended December 31, 2014, we had a net loss of $370,406 and incurred costs of approximately $12,214,000 with regard to our initial public offering which have been charged to stockholders’ equity. The only activity for the period from December 31, 2013 (inception) to December 31, 2013 was the $25,000 funding by our initial stockholders.

Liquidity and Capital Resources

On July 22, 2014, we consummated our initial public offering of 21,275,000 units at a price of $10.00 per unit, generating gross proceeds of $212,750,000. Simultaneously with the closing of our initial public offering, we consummated the private sale of an aggregate of 12,000,000 placement warrants, each exercisable to purchase one-half of one share of our Class A common stock at $5.75 per half share ($11.50 per whole share), to our sponsors at a price of $0.50 per warrant, generating gross proceeds of $6,000,000. We received net proceeds from our initial public offering and sale of the placement warrants of approximately $214,000,000, net of $4,250,000 cash paid for underwriting fees and $512,670 cash paid for offering costs. In addition, up to $7,451,250 of underwriting fees were deferred until the closing of a business combination. Upon the closing of our initial public offering and the private placement, $212,750,000 was placed into a trust account, while the remaining funds of $1,237,330 were placed in an account outside of the trust account for working capital purposes.

As of December 31, 2014, we had cash and securities held in the trust account of $212,757,574 (including $7,574 of interest income) consisting of U.S. treasury bills with a maturity of 180 days or less. Interest income on the balance in the trust account may be available to us to pay taxes and working capital purposes and up to $50,000 of our dissolution expenses. Through December 31, 2014, we did not withdraw any funds from the interest earned on the trust account. Other than deferred underwriting fees payable in the event of a business combination, no amounts are payable to the underwriters of our initial public offering.

As of December 31, 2014, we had cash of $1,004,609 held outside of the trust account, which is available for use by us to cover the costs associated with identifying a target business and negotiating a business combination and other general corporate uses. In addition, as of December 31, 2014, we had accounts payable and accrued expenses of $5,543 and state franchise tax payable of $180,000

For the period from December 31, 2013 through December 31, 2014, we used cash of $251,014 in operating activities, which was primarily attributable to a net loss for the period of $370,406, and fees prepaid to our transfer agent and the payment of the premium on our directors and officers insurance, which was offset by an increase in our accounts payable and accrued expenses including $180,000 of accrued state franchise tax payable.

We intend to use substantially all of the funds held in the trust account (less amounts used to pay taxes and deferred underwriting commissions) to complete our business combination. We estimate our annual franchise tax obligations, based on our assets and the number of shares of our common stock authorized and outstanding, to be approximately $180,000. Our annual income tax obligations will depend on the amount of interest income earned on the amounts held in the trust account. We do not expect the interest earned on the amount the trust account will be sufficient to pay all of our tax obligations. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, structure, negotiate and complete a business combination, and to pay taxes to the extent the interest earned on the trust account is not sufficient to pay our taxes.

Our Macquarie sponsor has agreed to enter into a contingent forward purchase contract to purchase, in a private placement for gross proceeds of approximately $40,000,000 to occur concurrently with the consummation of our initial business combination, 4,000,000 units on substantially the same terms as the sale of units in our initial public offering at $10.00 per unit (which we call our private placement units) and 1,000,000 shares of Class F common stock on the same terms as the sale of shares of Class F common stock to our sponsors prior to our initial public offering. The funds from the sale of the private placement units may be used as part of the consideration to the sellers in the initial business combination; any excess funds from this private placement may be used for working capital in the post-transaction company. This commitment is independent of the percentage of stockholders electing to redeem their shares and provides us with an increased minimum funding level for the initial business combination. The contingent forward purchase contract is contingent upon, among other things, our Macquarie sponsor approving the business combination, which approval can be withheld for any reason.

In order to fund working capital deficiencies or finance transaction costs in connection with an intended initial business combination, each of our sponsors has committed $500,000, for an aggregate of $1,000,000, in accordance with unsecured promissory notes we will issue to our sponsors pursuant to the expense advance agreement between us and our sponsors, to be provided to us in the event that funds held outside of the trust are insufficient to fund our expenses prior to our initial business combination (including investigating and selecting a target business and other working capital requirements) and our sponsors may, but are not obligated to, loan us additional funds as may be required. If we complete our initial business combination, we expect to repay such loaned amounts out of the proceeds of the trust account released to us. Otherwise, such loans would be repaid only out of funds held outside the trust account. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,000,000 of all loans made to us may be convertible into warrants of the post-business combination entity at a price of $0.50 per warrant at the option of the lender. The warrants would be identical to the private placement warrants. The terms of such loans, if any, by our officers and directors (other than the $1,000,000 in loans which our sponsors have committed to make in the aggregate) have not been determined and no written agreements exist with respect to such loans.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an initial business combination are less than the actual amounts necessary to do so, we may have insufficient funds available to operate our business prior to our business combination. Moreover, we may need to obtain additional financing either to complete our business combination or because we become obligated to redeem a significant number of our public shares upon completion of our business combination, in which case we may issue additional securities or incur debt in connection with such business combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. In addition, following our initial business combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities other than an agreement to pay an affiliate of our Terrapin sponsor a monthly fee of $10,000 for office space, utilities and administrative support provided to us. We began incurring these fees on July 16, 2014 and will continue to incur these fees monthly until the earlier of the completion of the business combination or our company’s liquidation.

Liquidation

If we do not complete a business combination within 24 months from the closing date of our initial public offering, we will (i) cease all operations except for the purposes of winding up; (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the public shares of common stock for a per share pro rata portion of the trust account, including interest, but less taxes payable and funds released for working capital (less up to $50,000 of such net interest to pay dissolution expenses) and (iii) as promptly as possible following such redemption, dissolve and liquidate the balance of our net assets to our remaining stockholders, as part of its plan of dissolution and liquidation. Our sponsors and other initial stockholders have entered into letter agreements with us, pursuant to which they have waived their rights to participate in any redemption with respect to their initial shares; however, if our sponsors or any of our officers, directors or affiliates acquired shares of common stock in or after our initial public offering, they will be entitled to a pro rata share of the trust account upon our redemption or liquidation in the event we do not complete the business combination within the required time period.

Significant Accounting Policies

The preparation of financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following significant accounting policies:

Redeemable common stock

  We account for our common stock subject to possible conversion in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, at December 31, 2014, the common stock subject to possible redemption in the amount of $201,190,670 is presented as temporary equity, outside of the stockholders’ equity section of our balance sheet.

Income taxes

We comply with the accounting and reporting requirements of ASC Topic 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of December 31, 2014. We are currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

We may be subject to potential income tax examinations by federal or state authorities. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. Our management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Our policy for recording interest and penalties associated with audits is to record such expense as a component of income tax expense. There were no amounts accrued for penalties or interest as of December 31, 2014. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position. We are subject to income tax examinations by major taxing authorities since the company’s inception.

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

Recent Accounting Pronouncements

In June 2014, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2014-10, which eliminated certain financial reporting requirements of companies previously identified as “Development Stage Entities” (Topic 915). The amendments in this ASU simplify accounting guidance by removing all incremental financial reporting requirements for development stage entities. The amendments also reduce data maintenance and, for those entities subject to audit, audit costs by eliminating the requirement for development stage entities to present inception-to-date information in the statements of income, cash flows, and shareholder equity. Early application of each of the amendments is permitted for any annual reporting period or interim period for which the entity's financial statements have not yet been issued (public business entities) or made available for issuance (other entities). Upon adoption, entities will no longer present or disclose any information required by Topic 915. For public business entities, those amendments are effective for annual reporting periods beginning after December 15, 2014, and interim periods therein. The Company has decided to adopt this standard for its reporting for the year ended December 31, 2014.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

The net proceeds of our initial public offering and the sale of the private placement warrants held in the trust account are invested in U.S. government treasury bills with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 8.  Financial Statements and Supplementary Data

Reference is made to Pages F-1 through F-14 comprising a portion of this Annual Report on Form 10-K.

	2014
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	For the year ended December 31, 2014
Operating Expenses
Formation, general and administrative costs	$39	$316	$91,032	$106,639	$198,026
State Franchise tax, other than income tax	-	-	-	180,000	180,000
Loss from operations	(39)	(316)	(91,032)	(286,639)	(378,026)
Other Income:
Interest income	-	-	21	7,599	7,620
Net Income	$(39)	$(316)	$(91,011)	$(279,040)	$(370,406)
Loss per common share:
Basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.05)	$(0.06)
Weighted average number of common shares outstanding:
Basic and diluted	5,318,750	5,318,750	6,170,317	5,817,793	5,817,793

Balance Sheet Data (at period end)
Cash	$27,461	$93,676	$1,084,359	$1,004,609	$1,004,609
Investments and cash held in Trust Account	-	-	212,750,003	212,757,574	212,757,574
Total Assets	108,711	227,315	213,931,443	212,828,334	213,828,334
Deferred underwritting compensation	-	-	7,451,250	7,451,250	7,451,250
Total Liabilities	83,750	296,346	7,461,729	7,637,660	7,637,660
Common Stock subject to possible redemption	-	-	201,469,710	201,190,670	201,190,670
Equity	$24,961	$24,645	$5,000,004	$5,000,004	$5,000,004

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

On June 30, 2014, KPMG LLP, or KPMG, acquired certain assets of Rothstein Kass & Company, P.C. and certain of its affiliates, or Rothstein Kass, our former independent registered public accounting firm. On July 22, 2014, with the approval of our audit committee, we engaged KPMG as our new independent registered public accounting firm. During the period from December 31, 2013 (inception) to March 31, 2014 and through the subsequent interim period prior to our engagement of KPMG, we did not consult with KPMG on either (1) the application of accounting principles to a specified transaction, either completed or proposed, (2) the type of audit opinion that may be rendered on our financial statements; or (3) any matter that was either the subject of a disagreement, as defined in Item 304(a)(1)(iv) of Regulation S-K, or a reportable event, as defined in item 304(a)(1)(v) of Regulation S-K. In addition, KPMG did not provide any written or oral advice to us that KPMG concluded was an important factor considered by us in reaching a decision as to any accounting, auditing or financial reporting issue.

On August 14, 2014, with the approval of our audit committee, we dismissed KPMG as our independent registered public accounting firm. The audit report of KPMG on our balance sheet as of July 22, 2014 did not contain an adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principles. During the period of KPMG’s engagement from July 22, 2014 through August 14, 2014, there were no (1) disagreements between us and KPMG on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which disagreements if not resolved to KPMG’s satisfaction, would have caused KPMG to make reference in connection with KPMG’s opinion to the subject matter of the disagreement, or (2) reportable events as the term is described in Item 304(a)(1)(v) of Regulation S-K.

On August 14, 2014, with the approval of our audit committee, we engaged WithumSmith+Brown, PC, or Withum, as our new independent registered public accounting firm. During the period from December 31, 2013 (inception) to March 31, 2014 and through the subsequent interim period prior to our engagement of Withum, we did not consult with Withum on either (1) the application of accounting principles to a specified transaction, either completed or proposed, (2) the type of audit opinion that may be rendered on our financial statements; or (3) any matter that was either the subject of a disagreement, as defined in Item 304(a)(1)(iv) of Regulation S-K, or a reportable event, as defined in item 304(a)(1)(v) of Regulation S-K. In addition, Withum did not provide any written or oral advice to us that Withum concluded was an important factor considered by us in reaching a decision as to any accounting, auditing or financial reporting issue.

Item 9A.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer (together, the “Certifying Officers”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Report.

Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Certifying Officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Controls Over Financial Reporting

This Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by the rules of the Commission for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

Our directors and executive officers as of the date of this Report are as follows:

Name	Age	Position
Nathan Leight	53	Chairman of the Board of Directors
Sanjay Arora	47	Chief Executive Officer and Director
Guy Barudin	54	Chief Operating Officer, Chief Financial Officer
Jonathan Kagan	58	Director
Rob Redmond	58	Director
George Brokaw	47	Director
Victor Mendelson	47	Director

Nathan Leight. Mr. Leight, our chairman since inception, is the senior managing member of Terrapin Partners, LLC, and has held that position since 1998. He is also chairman and chief investment officer of Terrapin Asset Management, LLC. Previously, from 1995 to 1998, Mr. Leight was the chief investment officer of Gabriel Capital LP, managing more than $1 billion. Gabriel Capital specialized in bankruptcies, under-valued securities, emerging markets, private equity and merger arbitrage. Prior to joining Gabriel Capital, from 1991 to 1995 Mr. Leight established and oversaw the proprietary trading department at Dillon Read & Co. Inc., which specialized in bankruptcy/distressed situations and risk arbitrage. Mr. Leight started his career as an Associate in the corporate finance department of Oppenheimer & Co. in 1982. Since March 2011, Mr. Leight has been chairman of Great Lakes Dredge & Dock Corporation (NASDAQ:GLDD). Prior to joining the board, Mr. Leight was chairman of a blank check company, Aldabra 1, that raised $55.2 million of gross proceeds in its February 2005 initial public offering and later merged with affiliates of Great Lakes Dredge & Dock Corporation, the largest provider of dredging services in North America, in a transaction valued at more than $400 million. Later, Mr. Leight served as chairman of Aldabra 2, another blank check company which raised $414 million of gross proceeds in its June 2007 initial public offering and later acquired the paper and packaging assets of Boise Cascade, LLC to form Boise, Inc. (NYSE:BZ) in a transaction valued at more than $1.6 billion, Mr. Leight served as a director of Boise Inc. for five years, from 2007 to July 2012. Mr. Leight is Chief Executive Officer of REIT Exchange Fund, Inc., a closed end fund in development. From 2009 to 2011 Mr. Leight served on the board of TradeStation Group, Inc., now a wholly-owned subsidiary of Monex Group, Inc. (Tokyo Stock Exchange: 8698). Mr. Leight graduated cum laude from Harvard College. Mr. Leight is well qualified to serve as director due to his more than 30 years of experience in capital markets, asset and portfolio management, venture capital, and private equity investing.

Sanjay Arora. Mr. Arora, our Chief Executive Officer since inception, is also a managing director at Terrapin Partners, LLC. Mr. Arora joined Terrapin in 2007 to focus on Aldabra 2. From 2012 to present, Mr. Arora has been Portfolio Manager of TICO Management Company, LP, a direct lending fund. Prior to Terrapin, Mr. Arora was a Managing Director at Deutsche Bank AG in Hong Kong, where he ran the equity-linked origination team for Asia-Pacific from 2003 to 2005. Prior to this, from 1989 to 2003, Mr. Arora held a variety of positions in leveraged finance, derivatives, and equity capital markets at Bankers Trust and Deutsche Bank. Mr. Arora received an MBA in finance from the University of Chicago and a BSc in economics from The London School of Economics. Mr. Arora is well qualified to serve as director due to his experience in capital markets, and portfolio management.

Guy Barudin. Mr. Barudin, our Chief Operating Officer and Chief Financial Officer since inception, is also a managing director with Terrapin Partners, LLC. Mr. Barudin joined Terrapin in 2007 to focus on its business development and private equity efforts. In addition to supporting Terrapin’s private equity activities, he manages a portfolio of alternative assets including real estate, energy, private equity, venture capital, hedge funds and fund of funds. Since April 2014, Mr. Barudin has been Principal Financial Officer of REIT Exchange Fund, Inc. Mr. Barudin joined Terrapin from Medco Health Solutions, where from 2000 to 2007 he held various business development and finance positions and concentrated on strategic transactions related to healthcare information technology and pharmacy benefit strategy. Prior to Medco, from 1996 to 1999 Mr. Barudin was Vice President for Alliances and New Ventures at MasterCard International. Prior to Mastercard, he held positions in corporate finance at Merrill Lynch, PaineWebber Group Inc., and Dillon Read & Co., Inc. Mr. Barudin received an MS from Massachusetts Institute of Technology Sloan School of Management and a BSE in Civil Engineering from Princeton University cum laude.

Jonathan Kagan. Mr. Kagan, our director since July 2014, has been a Managing Principal of Corporate Partners LLC since January 2006, where he oversees the investment of privately negotiated investments in public and private companies. Mr. Kagan began his career in the investment banking division of Lazard Frères Co. LLC where he held a variety of positions from 1980 until 2009 including Managing Director of Lazard Alternative Investments LLC. Previously, Mr. Kagan was also a Managing Director of Corporate Partners I LP, and of Centre Partners Management LLC, where he managed the Centre Capital Funds. Mr. Kagan received an MA (1 Hon) from Oxford University and his AB, summa cum laude and Phi Beta Kappa from Harvard College. Mr. Kagan is a member of the board of directors of Ironshore, Inc., a company that filed a registration statement with the SEC in June 2014 in connection with its proposed initial public offering. Mr. Kagan is well qualified to serve as director due to his extensive experience with corporate finance, capital markets and institutional investments, and due to his extensive experience as a member of the board of directors of numerous companies.

Rob Redmond. Mr. Redmond, our director since July 2014, is Executive Chairman of Macquarie Capital (USA) Inc., having joined the firm in March 2009. Mr. Redmond has a distinguished reputation as an experienced senior advisor across multiple sectors. Mr. Redmond joined Macquarie Capital from Barclays Capital, where he held the title of Vice Chairman from 2008-2009. Prior to Barclays Capital, Mr. Redmond was at Lehman Brothers Holdings, Inc. (“Lehman”) where he was Vice Chairman from 2005-2008 and Managing Director from 1994 to 2005. During his 14 years at Lehman, Mr. Redmond developed and ran several global businesses for the firm including founding Lehman's Financial Sponsors business and played a central role in building the firm's Industrials and Leveraged Finance businesses to leading positions in the U.S. and in other markets around the world. He also served on Lehman’s Global Management Committee and on the Executive Committee for the Global Investment Banking Division. At Lehman, Mr. Redmond advised on a number of significant transactions, including the IPO of The Blackstone Group, the buyouts of First Data Corp, Texas Utilities and Warner Music Group and the buyout, IPO and secondary offering of Hertz Corporation. Before joining Lehman Brothers in 1994, Mr. Redmond was a Managing Director at Kidder Peabody where he was Head of Leveraged Finance and High Yield Capital Markets, as well as a member of that firm’s Underwriting and Commitment Committees. Mr. Redmond joined Kidder, Peabody as a Vice President in their Capital Markets Division in 1987. He began his career in 1980 as an officer of the Chase Manhattan Bank managing the bank’s relationships with diversified companies. Mr. Redmond holds a BA in Economics from Lafayette College and received his MBA degree from Cornell University’s Johnson Graduate School of Management. He currently serves as a member of The Cornell University Council and as a member of The Johnson Graduate School of Management Advisory Board. We believe that Mr. Redmond is well qualified to serve as a director based on experience originating and structuring significant capital markets transactions and his relationships in a wide variety of industries.

George Brokaw. Mr. Brokaw, our director since July 2014, is a Managing Partner at Trafelet Brokaw & Co. Until 2013, Mr. Brokaw was a Managing Director at Highbridge Capital Management. Prior to joining Highbridge in 2012, he held senior positions at Perry Capital, LLC and Lazard Freres & Co.LLC. Mr. Brokaw is a member of the board of directors of DISH Network Corporation and Alico, Inc. Mr. Brokaw has previously served as a director to several companies including North American Construction Group, North American Energy Partners Inc., Capital Business Credit LLC, Exclusive Resorts, LLC, Ovation, Timberstar and ValuePlace Holdings LLC. In addition, he is a member of the board of the Carter Burden Center for the Aging. Mr. Brokaw received a B.A. from Yale University, a J.D./M.B.A. from the University of Virginia and is a member of the New York Bar. We believe Mr. Brokaw is qualified to serve as a director due, among other things, to his experience in finance and strategy acquired as an advisor to and member of boards of directors.

Victor Mendelson. Mr. Mendelson, our director since July 2014, has been associated with HEICO Corporation since 1990, serving as a Director since 1996, Co-President since October 2009 and as Executive Vice President from 2001 through September 2009. Mr. Mendelson has also served as President and Chief Executive Officer of the HEICO Electronic Technologies Group since its formation in September 1996. He was General Counsel of the company from 1993 to 2008 and Vice President from 1996 to 2001. In addition, Mr. Mendelson was the Chief Operating Officer of HEICO’s former MediTek Health Corporation subsidiary from 1995 until its profitable sale in 1996. Mr. Mendelson is a co-founder, and, since 1987, has been President of Mendelson International Corporation, a private investment company, which is a shareholder of HEICO. He is a Vice Chair of the Board of Visitors of Columbia College in New York City, a Trustee of St. Thomas University in Miami Gardens, Florida, a Director of Boys & Girls Clubs of Miami-Dade and is a Director and Immediate Past President of the Board of Directors of the Florida Grand Opera. Mr. Mendelson earned an AB from Columbia College of Columbia University and JD from University of Miami School of Law. We believe Mr. Mendelson is well qualified to serve on the board because of his many years of experience as corporate, strategic, and operational manager and as a public company board member.

Number and Terms of Office of Officers and Directors

Our board of directors is divided into two classes with only one class of directors being elected in each year and each class (except for those directors appointed prior to our first annual meeting of stockholders) serving a two-year term. The term of office of the first class of directors, consisting of Messrs. Brokaw, Mendelson and Redmond, will expire at our first annual meeting of stockholders. The term of office of the second class of directors, consisting of Messrs. Arora, Kagan and Leight, will expire at the second annual meeting of stockholders. We do not currently intend to hold an annual meeting of stockholders until after we consummate our initial business combination (unless we do not consummate our initial business combination prior to December 31, 2015, in which case Nasdaq rules require that we hold an annual meeting prior to December 31, 2015).

Our officers are elected by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our bylaws as it deems appropriate. Our bylaws provide that our officers may consist of a Chief Executive Officer, President, Chief Financial Officer, Vice Presidents, Secretary, Assistant Secretaries, Treasurer and such other offices as may be determined by the board of directors.

Designated Director

Our Macquarie sponsor has the right to designate a director to our board of directors. Our Macquarie sponsor’s initial designee on the board of directors is Rob Redmond.

Committees of the Board of Directors

Audit Committee

Messrs. Kagan, Brokaw and Mendelson serve as members of our audit committee. Mr. Kagan serves as chairman of the audit committee. Under the NASDAQ listing standards and applicable SEC rules, we are required to have three members of the audit committee, all of whom must be independent. Messrs. Kagan, Brokaw and Mendelson are independent.

Each member of the audit committee is financially literate and our board of directors has determined that Mr. Kagan qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

We have adopted an audit committee charter, which details the principal functions of the audit committee, including:

•	the appointment, compensation, retention, replacement, and oversight of the work of the independent auditors and any other independent registered public accounting firm engaged by us;

•	pre-approving all audit and non-audit services to be provided by the independent auditors or any other registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;

•	reviewing and discussing with the independent auditors all relationships the auditors have with us in order to evaluate their continued independence;

•	setting clear hiring policies for employees or former employees of the independent auditors;

•	setting clear policies for audit partner rotation in compliance with applicable laws and regulations;

•	obtaining and reviewing a report, at least annually, from the independent auditors describing the independent auditor’s internal quality-control procedures and any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities, within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;

•	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and

•	reviewing with management, the independent auditors, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Compensation Committee

The members of our compensation committee are Messrs. Kagan, Brokaw and Mendelson. Mr. Kagan serves as Chairman of the compensation committee. We have adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

•	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation in executive session at which the Chief Executive Officer is not present;

•	reviewing and approving the compensation of all of our other executive officers;

•	reviewing our executive compensation policies and plans;

•	implementing and administering our incentive compensation equity-based remuneration plans;

•	assisting management in complying with our proxy statement and annual report disclosure requirements;

•	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our executive officers and employees;

•	producing a report on executive compensation to be included in our annual proxy statement; and

•	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

Notwithstanding the foregoing, as indicated above, other than the $10,000 per month administrative fee payable to an affiliate of our Terrapin sponsor, no compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our officers, directors or any of their respective affiliates, prior to, or for any services they render in order to effectuate, the consummation of a business combination. Accordingly, it is likely that prior to the consummation of an initial business combination, the compensation committee will only be responsible for the review and recommendation of any compensation arrangements to be entered into in connection with such initial business combination.

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by NASDAQ and the SEC.

Director Nominations

We do not have a standing nominating committee, though we intend to form a corporate governance and nominating committee as and when required to do so by law or NASDAQ rules. In accordance with Rule 5605(e)(2) of the NASDAQ rules, a majority of the independent directors may recommend a director nominee for selection by the board of directors. The board of directors believes that the independent directors can satisfactorily carry out the responsibility of properly selecting or approving director nominees without the formation of a standing nominating committee. The directors who shall participate in the consideration and recommendation of director nominees are Messrs. Kagan, Brokaw and Mendelson. In accordance with Rule 5605(e)(1)(A) of the NASDAQ rules, Messrs. Kagan, Brokaw and Mendelson are independent. As there is no standing nominating committee, we do not have a nominating committee charter in place.

The board of directors will also consider director candidates recommended for nomination by our stockholders during such times as they are seeking proposed nominees to stand for election at the next annual meeting of stockholders (or, if applicable, a special meeting of stockholders). Our stockholders that wish to nominate a director for election to the Board should follow the procedures set forth in our bylaws.

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, the board of directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our stockholders

Compensation Committee Interlocks and Insider Participation

None of our executive officers currently serves, and in the past year has not served, as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving on our board of directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers, directors and persons who beneficially own more than ten percent of our common stock to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of such Forms, we believe that during the year ended December 31, 2014 there were no delinquent filers.

Code of Ethics

We have adopted a code of ethics that applies to our officers and directors. We have filed copies of our code of ethics, our audit committee charter and our compensation committee charter as exhibits to our registration statement in connection with our initial public offering. You may review these documents by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of the code of ethics will be provided without charge upon request to us in writing at 590 Madison Avenue, 35th Floor, New York, New York 10022 or by telephone at (212) 710-4100.

Item 11. Executive Compensation

Compensation Discussion and Analysis

None of our executive officers or directors has received any cash (or non-cash) compensation for services rendered to us. Commencing on July 17, 2014 through the earlier of consummation of our initial business combination and our liquidation, we pay an affiliate of our Terrapin sponsor a total of $10,000 per month for office space, utilities and secretarial support. Our sponsors, executive officers and directors, or any of their respective affiliates, will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our independent directors will review on a quarterly basis all payments that were made to our sponsors, officers, directors or our or their affiliates.

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting, management or other fees from the combined company. All of these fees will be fully disclosed to stockholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our stockholders in connection with a proposed business combination. It is unlikely the amount of such compensation will be known at the time, because the directors of the post-combination business will be responsible for determining executive and director compensation. Any compensation to be paid to our officers will be determined by our compensation.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our executive officers and directors may negotiate employment or consulting arrangements to remain with us after the initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our executive officers and directors that provide for benefits upon termination of employment.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our common stock as of March 17, 2015 based on information obtained from the persons named below, with respect to the beneficial ownership of shares of our common stock, by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;
•	each of our executive officers and directors that beneficially owns shares of our common stock; and
•	all our executive officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

Name of Beneficial Owners (1)	Number of Shares Beneficially Owned	Approximate Percentage of Outstanding Common Stock (2)
Nathan Leight (3)	3,866,878	14.5%
MIHI LLC (4) (5)	1,211,563	4.6%
Sanjay Arora (6)	117,186	*
Guy Barudin (6)	78,124	*
Terrapin Partners Employee Partnership 3, LLC	1,379,329	5.2%
Rob Redmond (5)	-	*
George Brokaw	30,000	*
Jonathan Kagan	30,000	*
Victor Mendelson	30,000	*
All directors and officers as a group (7 persons)	5,363,751	20.2%
Davidson Kempner Capital Management LP (7)	1,700,000	6.4%
BlueMountain Capital Management, LLC (8)	1,666,714	6.3%
Hudson Bay Capital Management, L.P. (9)	1,500,000	5.6%
TD Asset Management Inc. (10)	2,097,500	7.9%
Capstone Investment Advisors, LLC (11)	1,623,036	6.1%
AQR Capital Management, LLC (12)	1,700,000	6.4%
Fir Tree Inc. (13)	1,831,500	6.9%

*	Less than 1 percent.

(1)	Unless otherwise noted, the business address of each of the persons and entities listed above is c/o Terrapin Partners, 590 Madison Avenue, 35th Floor, New York, New York 10022.

(2)	Excludes shares underlying the contingent forward purchase contract, as such shares may not be voted or disposed of by MIHI LLC within 60 days of the date of this Report.

(3)	Represents (i) 2,431,488 shares of Class F common stock held by Apple Orange LLC, acquired pursuant to a certain Securities Subscription Agreement, dated as of December 31, 2013 by and between the Issuer and Apple Orange LLC; (ii) 1,379,329 shares of Class F common stock held by Terrapin Partners Employee Partnership 3, LLC, acquired pursuant to a certain Securities Subscription Agreement, dated as of December 31, 2013 by and between the Issuer and Terrapin Partners Employee Partnership 3, LLC; and (iii) 56,061 shares of Class F common stock held by Terrapin Partners Green Employee Partnership LLC. Nathan Leight, our Chairman, is the sole managing member of Apple Orange LLC, Terrapin Partners Employee Partnership 3, LLC and Terrapin Partners Green Employee Partnership LLC. Mr. Leight may be deemed the beneficial owner of the securities held by Apple Orange LLC, Terrapin Partners Employee Partnership 3, LLC and Terrapin Partners Green Employee Partnership LLC and has sole voting and dispositive control over such securities. Mr. Leight disclaims beneficial ownership over any securities owned by Apple Orange LLC, Terrapin Partners Employee Partnership 3, LLC and Terrapin Partners Green Employee Partnership LLC in which he does not have any pecuniary interest.

(4)	MIHI LLC is an affiliate of Macquarie Group and Macquarie Capital (USA) Inc. The business address of MIHI LLC and Mr. Redmond is c/o Macquarie Capital (USA) Inc., 125 West 55th Street, L-22, New York, NY 10019-5396.

(5)	Mr. Redmond disclaims beneficial ownership of shares held by MIHI LLC as he does not have control over voting or disposition of such shares.

(6)	Shares for Messrs. Arora and Barudin represent shares held by Noyac Path LLC and Periscope, LLC, respectively. The sole member of Noyac Path LLC is a trust of which Mr. Arora is settlor and a beneficiary. Mr. Arora disclaims beneficial ownership over any securities owned by Noyac Path LLC in which he does not have any pecuniary interest. Mr. Barudin is the sole member of Periscope, LLC and may be deemed the beneficial owner of shares held thereby. Excludes beneficial interest in shares allocated to Messrs. Arora and Barudin of 410,304 and 334,321 shares, respectively by Terrapin Partners Employee Partnership 3, LLC. Membership interests held by these individuals in such limited liability company are subject to vesting, which is conditioned on certain requirements, including, but not limited to, continued employment with Terrapin Partners, LLC. Messrs. Arora and Barudin have no right to vote or dispose of the shares underlying their respective partnership interests until the shares are distributed by such limited liability company.

(7)	According to Schedule 13G filed with the SEC on November 10, 2014 on behalf of Davidson Kempner Partners (“DKP”), Davidson Kempner Institutional Partners, L.P. (“DKIP”), Davidson Kempner International, Ltd. (“DKIL”), Davidson Kempner Capital Management LP, Thomas L. Kempner, Jr. and Stephen M. Dowicz. Davidson Kempner Capital Management LP, a Delaware limited partnership and a registered investment adviser with the U.S. Securities and Exchange Commission, acts as investment manager to each of DKP, DKIP, and DKIL (“DKCM”). DKCM GP LLC, a Delaware limited liability company, is the general partner of DKCM. The managing members of DKCM are Thomas L. Kempner, Jr., Stephen M. Dowicz, Timothy I. Levart, Robert J. Brivio, Jr., Anthony A. Yoseloff, Eric P. Epstein, Avram Z. Friedman, Conor Bastable, Shulamit Leviant, Morgan Blackwell and Patrick W. Dennis and Gabriel T. Schwartz. Messrs. Thomas L. Kempner, Jr., and Stephen M. Dowicz through DKCM, are responsible for the voting and investment decisions relating to the securities held by DKP, DKIP and DKIL. The business address of Davidson Kempner Capital Management LP is c/o Davidson Kempner Partners, 65 East 55th Street, 19th Floor, New York, New York 10022.

(8)	According to a Schedule 13G filed with the SEC on February 5, 2015 on behalf of BlueMountain Capital Management, LLC, a Delaware limited liability company (“BMCM”). BMCM acts as investment manager to, and exercises investment discretion with respect to the securities directly owned by, the following entities: (i) Blue Mountain Credit Alternatives Master Fund L.P., a Cayman Islands exempted limited partnership, with respect to the 1,064,351 shares of Class A common stock directly owned by it; (ii) BlueMountain Equity Alternatives Master Fund L.P., a Cayman Islands exempted limited partnership, with respect to the 110,976 shares of Class A common stock directly owned by it; (iii) BlueMountain Guadalupe Peak Fund L.P., a Delaware limited partnership, with respect to the 51,374 shares of Class A common stock directly owned by it; (iv) BlueMountain Montenvers Master Fund SCA SICAV-SIF, an investment company with variable capital organized as a specialized investment fund in the form of a corporate partnership limited by shares under the laws of Luxembourg, with respect to the 133,792 shares of Class A common stock directly owned by it; (v) BlueMountain Kicking Horse Fund L.P., a Cayman Islands exempted limited partnership, with respect to the 39,049 shares of Class A common stock directly owned by it; (vi) BlueMountain Long/Short Credit Master Fund L.P., a Cayman Islands exempted limited partnership, with respect to the 205,513 shares of Class A common stock directly owned by it; and (vii) BlueMountain Timberline Ltd., a Cayman Islands exempted limited company, with respect to the 61,659 shares of Class A common stock directly owned by it. The business address of this stockholder is 280 Park Avenue, 12th Floor, New York, New York 10017.

(9)	According to a Schedule 13G filed with the SEC on February 10, 2015 on behalf of Hudson Bay Capital Management, L.P., a Delaware limited partnership (the “Investment Manager”) and Sander Gerber. The Investment Manager, which serves as the investment manager to Hudson Bay Master Fund Ltd., in whose name the reported securities are held, may be deemed to be the beneficial owner of all securities held by Hudson Bay Master Fund Ltd. Mr. Gerber serves as the managing member of Hudson Bay Capital GP LLC, which is the general partner of the Investment Manager. Mr. Gerber disclaims beneficial ownership of these securities. The business address of this stockholder is 777 Third Avenue, 30th Floor, New York, NY 10017.

(10)	According to a Schedule 13G filed with the SEC on February 12, 2015 on behalf of TD Asset Management Inc., a Canadian corporation (“TDAM”) and TDAM USA Inc. (“TDAM USA”). TDAM and TDAM USA are wholly-owned subsidiaries of TD Bank Financial Group. The business address of this stockholder is Canada Trust Tower, BCE Place, 161 Bay Street, 35th Floor, Toronto, Ontario, M5J 2T2.

(11)	According to a Schedule 13G filed with the SEC on February 13, 2015 on behalf of Capstone Investment Advisors, LLC, a Delaware limited liability company (“Capstone”). Capstone acts as investment manager to, and exercises investment discretion with respect to the Class A common stock directly owned by Capstone Volatility Master (Cayman) Limited, a Cayman Islands exempted company. The business address of this stockholder is 250 Greenwich Street, 30th Floor, New York, New York 10007.

(12)	According to a Schedule 13G filed with the SEC on February 17, 2015 on behalf of AQR Capital Management, LLC, a Delaware limited liability company. AQR Capital Management, LLC serves as the investment manager to the AQR Diversified Arbitrage Fund, an open-end registered investment company. The business address of this stockholder is Two Greenwich Plaza, Greenwich, CT 06830.

(13)	According to a Schedule 13G filed with the SEC on February 17, 2015 on behalf of Fir Tree Inc., a New York corporation (“Fir Tree”). Fir Tree is the investment manager of certain private-pooled investment vehicles, and has been granted investment discretion over portfolio investments. The business address of this stockholder is 505 Fifth Avenue, 23rd Floor, New York, New York 10017.

The table above does not include the shares of common stock underlying the private placement warrants, private placement units or private placement shares held or to be held by our officers or sponsors because these securities are not exercisable within 60 days of this Report.

Changes in Control

N/A

Item 13. Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

On December 31, 2013, we, our Terrapin sponsor and an affiliate thereof entered into securities subscription agreements, pursuant to which our Terrapin sponsor and an affiliate thereof purchased an aggregate of 5,250,000 founder units consisting of one share of common stock and one warrant to purchase one-half share of common stock, for an aggregate purchase price of $25,000. On May 19, 2014, we, our Terrapin sponsor and an affiliate thereof agreed to terminate and cancel such warrants. On May 19, 2014, we effectuated a recapitalization of the company (intended to qualify as a “reorganization” under Section 368(a)(1)(E) of the Internal Revenue Code of 1986, as amended) which included a 1.0131-for-1 stock split resulting in an aggregate of 5,318,750 founder shares outstanding and held by our Terrapin sponsor and its affiliate. Pursuant to the securities subscription agreements, our Terrapin sponsor and an affiliate thereof may not transfer, assign or sell any of their founder shares or private placement warrants for a period of time after our initial business combination. Furthermore, our Terrapin sponsor and an affiliate thereof will have registration rights to require us to register the sale of any of our securities held by them pursuant to a registration rights agreement to be signed prior to or on the effective date of our initial public offering. On May 19, 2014, our Terrapin sponsor sold 1,211,563 founder shares to our Macquarie sponsor, which shares are subject to the same rights and restrictions as the founder shares held by our Terrapin sponsor. In July 2014, Apple Orange LLC, one of our sponsors, transferred an aggregate of 90,000 founder shares to Messrs. Kagan, Brokaw and Mendelson, each an independent director nominee, and 56,061 founder shares to Terrapin Partners Green Employee Partnership, LLC, an affiliate of Apple Orange LLC.

Our sponsors have each purchased an aggregate of 12,000,000 warrants at a price of $0.50 per warrant, or $6,000,000 in the aggregate, in a private placement that closed simultaneously with the closing of our initial public offering. Each private placement warrant is exercisable to purchase one-half of one share of our Class A common stock at $5.75 per half share. The private placement warrants (including the Class A common stock issuable upon exercise of the private placement warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold by it until 30 days after the completion of our initial business combination.

MIHI LLC, one of our sponsors and a subsidiary of Macquarie Group Limited, or Macquarie (ASX: MQG), entered into a contingent forward purchase contract with us to purchase, in a private placement for gross proceeds of approximately $40,000,000 to occur concurrently with the consummation of our initial business combination, 4,000,000 of our units on substantially the same terms as the sale of units in our initial public offering at $10.00 per unit, and 1,000,000 shares of Class F common stock on the same terms as the sale of shares of Class F common stock to our sponsors prior to our initial public offering. The funds from the sale of units will be used as part of the consideration to the sellers in the initial business combination; any excess funds from this private placement will be used for working capital in the post-transaction company. This commitment is independent of the percentage of stockholders electing to redeem their shares and provides us with a minimum funding level for the initial business combination. The contingent forward purchase contract is subject to the following closing conditions:

•	the representations and warranties made by us in the contingent forward purchase contract shall be true and correct in all material respects;

•	all covenants, agreements and conditions contained in the agreement shall have been performed by us;

•	we have obtained all blue sky law permits and qualifications required by any state for the offer and sale of the private placement securities; and

•	MIHI has provided its consent to the business combination, which it can withhold for any reason.

Our Macquarie sponsor has the right to designate a director to our board of directors. Macquarie’s designee on the Board of Directors is Rob Redmond.

We have also entered into an agreement among sponsors with the Terrapin sponsor and the Macquarie sponsor pursuant to which we have agreed as follows:

•	our sponsors will use their best efforts to prevent us from entering into a contract involving amounts in excess of $15,000 (other than an underwriting agreement and our initial business combination) without the approval of one of the Terrapin sponsor designees and the Macquarie sponsor designee to our board of directors;

•	our sponsors agree to take any action necessary to ensure that, our board of directors will consist of six persons in total, three Terrapin sponsor designees (one of whom is deemed by applicable rules and regulations to be an independent director), one Macquarie sponsor designee and two persons mutually selected by our sponsors who are deemed by applicable rules and regulations to be independent directors; and

•	we agree not to consummate our initial business combination without our Macquarie sponsor’s consent; provided, however, that if we fail to consummate a business combination within the required time period, and our board of directors (other than our Macquarie sponsor designee) unanimously votes in favor of a proposed business combination and our Macquarie sponsor decides to withhold its vote on such business combination, our Macquarie sponsor will be, subject to customary conditions, obligated to pay an $800,000 fee to our Terrapin sponsor. In such event, the private placement warrants purchased by our Macquarie sponsor and our Terrapin sponsor (each in the amount of $3.0 million) will expire worthless.

We entered into a letter agreement with Macquarie Capital, pursuant to which we have agreed that prior to the third anniversary of the date of the letter agreement, we will engage Macquarie Capital, or an affiliate of Macquarie Capital designated by it, to act, on any and all transactions with a notional value greater than $30 million, as:

•	a bookrunning managing underwriter, a bookrunning managing placement agent, or a bookrunning managing initial purchaser, as the case may be, in connection with any offering or placement of securities by us, in each case with Macquarie Capital receiving total compensation in respect of any such transaction that is equal to or better than 40% of the total compensation received by all underwriters, placement agents, and initial purchasers, as the case may be, in connection with such transaction and not less than the compensation received by any individual underwriter, placement agent or initial purchaser, as the case may be; and

•	a financial advisor in connection with any restructuring (through a recapitalization, extraordinary dividend, stock repurchase, spin-off, joint venture or otherwise) by us, acquisition or disposition of a business, asset or voting securities by us or debt or equity financing or any refinancing of any portion of any financing by us, in each case with Macquarie Capital receiving total compensation in respect of any such transaction that is equal to or greater than 40% of the total compensation received by all financial advisors in connection with such transaction (50% in the case of the initial business combination), and not less than the compensation received by any individual financial advisor.

Macquarie Capital may decline any such engagement in its sole and absolute discretion. Any engagement pursuant to the letter agreement will be on Macquarie Capital’s customary terms (including, as applicable, representations, warranties, covenants, conditions, indemnities and fees based upon the prevailing market for similar services for global, full-service investment banks). Macquarie Capital will not be retained to render a fairness opinion on our initial business combination.

The amount of fees we pay to Macquarie Capital will be mutually agreed to between us and Macquarie Capital, based upon the prevailing market for similar services rendered by global full-service investment banks for such transactions at such time, and will subject to the review of our Audit Committee pursuant to the Audit Committee’s policies and procedures relating to transactions that may present conflicts of interest. Macquarie Capital has not yet been retained for a specific financial advisory, underwriting, capital raising or other transaction and so we are not able to quantify the fees for any such engagement. No funds will be paid out of the trust to fund any such fee payments and it is not expected that any fees would be paid prior to the consummation of a business combination. The actual amount of fees received will vary significantly based on the size of any transaction and the extent to which other investment banks are involved.

If any of our officers or directors (other than our independent directors) becomes aware of a business combination opportunity that falls within the line of business of any entity to which he or she has then current fiduciary or contractual obligations, he or she may be required to present such business combination opportunity to such entity prior to presenting such business combination opportunity to us. Our executive officers and directors currently have certain relevant fiduciary duties or contractual obligations that may take priority over their duties to us. Notwithstanding the foregoing, our amended and restated certificate of incorporation provides that the doctrine of corporate opportunity, or any other analogous doctrine, will not apply to our Macquarie sponsor’s board designee.

We have entered into an Administrative Services Agreement with Terrapin Partners, LLC, an affiliate of our Terrapin sponsor, pursuant to which we will pay a total of $10,000 per month for office space, utilities and secretarial support. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees. Accordingly, in the event the consummation of our initial business combination takes 24 months, our Terrapin sponsor’s affiliate will be paid a total of $240,000 ($10,000 per month) for office space, utilities and secretarial support and will be entitled to be reimbursed for any out-of-pocket expenses.

Our sponsors, executive officers and directors, or any of their respective affiliates, will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our independent directors will review on a quarterly basis all payments that were made to our sponsors, officers, directors or our or their affiliates and will determine which expenses and the amount of expenses that will be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on our behalf.

Prior to our initial public offering, Apple Orange LLC, one of our sponsors, provided an aggregate of $200,000 to us under an unsecured promissory note and in advances, to be used for a portion of the expenses of our initial public offering. These loans and advances were non-interest bearing, unsecured and were repaid upon the closing of our initial public offering.

In addition, in order to finance transaction costs in connection with an intended initial business combination, our sponsors, their respective affiliates or designees, have committed $500,000 each, for an aggregate of $1,000,000, to be provided to us in the event that funds held outside of the trust are insufficient to fund our expenses relating to investigating and selecting a target business and other working capital requirements subsequent to our initial public offering and prior to our initial business combination and may, but are not obligated to, loan us additional funds to fund our expenses relating to investigating and completing our initial business combination. If we complete our initial business combination, we would repay such loaned amounts out of the proceeds of the trust account released to us. Otherwise, such loans would be repaid only out of funds held outside the trust account. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used to repay such loaned amounts. Up to $1,000,000 of such loans may be convertible into warrants of the post business combination entity at a price of $0.50 per warrant at the option of the lender. The warrants would be identical to the private placement warrants purchased by our sponsors.

After our initial business combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to our stockholders, to the extent then known, in the tender offer or proxy solicitation materials, as applicable, furnished to our stockholders. It is unlikely the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a stockholder meeting held to consider our initial business combination, as applicable, as it will be up to the directors of the post-combination business to determine executive and director compensation.

We have entered into a registration rights agreement with respect to the founder shares, the private placement warrants, the private placement shares, the private placement units and their respective constituent securities. Each of our Terrapin sponsor and Macquarie sponsor will be entitled to make up to three demands, excluding short form registration demands, that we register such securities for sale under the Securities Act. In addition, these holders will have “piggy-back” registration rights to include such securities in other registration statements filed by us and rights to require us to register for resale such securities pursuant to Rule 415 under the Securities Act. However, the registration rights agreement provides that we will not permit any registration statement filed under the Securities Act to become effective until termination of any applicable lock-up period, which occurs in the case of the founder shares and the private placement shares, upon the earlier of (A) one year after the completion of our initial business combination or earlier if, subsequent to our business combination, the last sale price of the Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial business combination, or (B) the date following the completion of our initial business combination on which we complete a liquidation, merger, stock exchange or other similar transaction that results in all of our stockholders having the right to exchange their shares of Class A common stock for cash, securities or other property, and in the case of the private placement warrants and the shares of Class A common stock underlying such warrants, 30 days after the completion of our initial business combination. In the case of the private placement units and their constituent securities, we may file a registration statement immediately following the business combination. We will bear the costs and expenses of filing any such registration statements.

Our Audit Committee must review and approve any related person transaction we propose to enter into. Our Audit Committee Charter details the policies and procedures relating to transactions that may present actual, potential or perceived conflicts of interest and may raise questions as to whether such transactions are consistent with the best interest of the company and our stockholders. A summary of such policies and procedures is as follows:

Any potential related party transaction that is brought to the Audit Committee’s attention will be analyzed by the Audit Committee, in consultation with outside counsel or members of management, as appropriate, to determine whether the transaction or relationship does, in fact, constitute a related party transaction. At each of its meetings, the Audit Committee will be provided with the details of each new, existing or proposed related party transaction, including the terms of the transaction, any contractual restrictions that the company has already committed to, the business purpose of the transaction, and the benefits to us and to the relevant related party.

In determining whether to approve a related party transaction, the Audit Committee must consider, among other factors, the following factors to the extent relevant:

•	whether the terms of the transaction are fair to us and on the same basis as would apply if the transaction did not involve a related party;

•	whether there are business reasons for us to enter into the transaction;

•	whether the transaction would impair the independence of an outside director;

•	whether the transaction would present an improper conflict of interests for any director or executive officer; and

•	any pre-existing contractual obligations.

Any member of the Audit Committee who has an interest in the transaction under discussion must abstain from voting on the approval of the transaction, but may, if so requested by the Chairman of the Audit Committee, participate in some or all of the Committee’s discussions of the transaction. Upon completion of its review of the transaction, the Audit Committee may determine to permit or to prohibit the transaction.

Director Independence

NASDAQ listing standards require that a majority of our board of directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that Messrs. Kagan, Brokaw, and Mendelson are “independent directors” as defined in the NASDAQ listing standards and applicable SEC rules. We intend to appoint an additional independent director to our board by July 22, 2015 pursuant to the NASDAQ phase-in provisions for initial public offerings. Our independent directors have regularly scheduled meetings at which only independent directors are present.

Item 14. Principal Accountant Fees and Services.

On June 30, 2014, KPMG LLP acquired certain assets of Rothstein Kass, P.A., or Rothstein Kass, and certain of its affiliates. On July 22, 2014, with the approval of our audit committee, we engaged KPMG as our new independent registered public accounting firm. On August 14, 2014, with the approval of our audit committee, we dismissed KPMG LLP, or KPMG, as our independent registered public accounting firm and engaged WithumSmith+Brown, PC, or Withum, as our new independent registered public accounting firm. The following is a summary of fees paid or to be paid to Rothstein Kass, KPMG and Withum for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Rothstein, KPMG and Withum in connection with regulatory filings.  The aggregate fees billed by Rothstein, KPMG and Withum for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the year ended December 31, 2014 totaled $30,000, $15,000 and $28,500, respectively. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. During the year ended December 31, 2014, we did not pay Rothstein, KPMG or Withum for consultations concerning financial accounting and reporting standards.

Tax Fees. We did not pay Rothstein, KPMG or Withum for tax planning and tax advice for the year ended December 31, 2014.

All Other Fees. We did not pay Rothstein, KPMG or Withum for other services for the year ended December 31, 2014.

Pre-Approval Policy

Our audit committee was formed upon the consummation of our initial public offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this Report:

(1)	Financial Statements

(2)	Financial Statements Schedule

All financial statement schedules are omitted because they are not applicable or the amounts are immaterial and not required, or the required information is presented in the financial statements and notes thereto in is Item 15 of Part IV below.

(3)	Exhibits

We hereby file as part of this Report the exhibits listed in the attached Exhibit Index. Exhibits which are incorporated herein by reference can be inspected and copied at the public reference facilities maintained by the SEC, 100 F Street, N.E., Room 1580, Washington D.C. 20549. Copies of such material can also be obtained from the Public Reference Section of the SEC, 100 F Street, N.E., Washington, D.C. 20549, at prescribed rates or on the SEC website at www.sec.gov .

EXHIBIT INDEX

Exhibit No.	Description
1.1	Underwriting Agreement, dated July 16, 2014, between the Company and Deutsche Bank Securities Inc. (1)
3.1	Certificate of Incorporation. (2)
3.2	Certificate of Amendment of Certificate of Incorporation. (2)
3.3	Second Certificate of Amendment of Certificate of Incorporation. (2)
3.4	Third Certificate of Amendment of Certificate of Incorporation. (2)
3.5	Amended and Restated Certificate of Incorporation.(1)
3.6	Bylaws. (2)
4.1	Specimen Unit Certificate. (3)
4.2	Specimen Class A Common Stock Certificate. (3)
4.3	Specimen Warrant Certificate. (3)
4.4	Warrant Agreement, dated July 16, 2014, between Continental Stock Transfer & Trust Company and the Company. (1)
10.1	Promissory Note, dated March 4, 2014 issued to Apple Orange LLC, in the amount of $50,000. (2)
10.2	Letter Agreement, by and among the Company and certain security holders, officers and directors of the Company. (1)
10.3	Investment Management Trust Account Agreement, dated July 16, 2014, between Continental Stock Transfer & Trust Company and the Company. (1)
10.4	Registration Rights Agreement, dated July 16, 2014, between the Company and certain security holders. (1)
10.5	Form of Securities Subscription Agreement, dated December 31, 2013, among the Registrant and certain security holders. (2)
10.6	Form of Cancellation of Warrants, dated May 15, 2014, among the Registrant and certain security holders. (2)
10.7	Sponsor Warrants Purchase Agreement, dated July 16, 2014, among the Company, MIHI LLC, Nathan Leight and Martin E. Schloss (1)
10.8	Form of Indemnity Agreement. (3)
10.9	Administrative Services Agreement, dated July 16, 2014, between the Company and Lorne Weil, Inc. (1)
10.10	Expense Advancement Agreement, dated July 16, 2014, by and among the Company, MIHI LLC and Apple Orange LLC, Noyac Path, LLC, and Periscope, LLC. (1)

10.11	Forward Purchase Contract, dated July 16, 2014, by and among the Company and MIHI LLC. (1)
10.12	Letter Agreement, dated July 16, 2014, by and among the Company and certain security holders regarding the investment banking right of first refusal. (1)
10.13	Promissory Note, dated June 19, 2014, issued to Apple Orange LLC, in the amount of $150,000. (3)
10.14	Agreement Among Sponsors, dated July 16, 2014, by and among the Company, MIHI LLC, Apple Orange LLC, Noyac Path LLC and Periscope, LLC. (1)
14.1	Code of Business and Ethics. (3)
31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**
32.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Calculation Linkbase*
101.LAB	XBRL Taxonomy Label Linkbase*
101.PRE	XBRL Definition Linkbase Document*
101.DEF	XBRL Definition Linkbase Document*

 * Filed herewith

** Furnished herewith

(1)	Incorporated by reference to the Company’s Form 8-K, filed with the Commission on July 22, 2014.
(2)	Incorporated by reference to the Company’s Form S-1, filed with the Commission on June 23, 2014.
(3)	Incorporated by reference to the Company’s Form S-1/A, filed with the Commission on July 11, 2014.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 25, 2015	Terrapin 3 Acquisition Corporation

	By:	/s/ Sanjay Arora

Name: Sanjay Arora Title: Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Nathan Leight	Chairman of the Board of Directors	March 25, 2015
Nathan Leight

/s/ Sanjay Arora	Chief Executive Officer and Director	March 25, 2015
Sanjay Arora	(Principal Executive Officer)

/s/ Guy Barudin	Chief Operating Officer and Chief Financial Officer	March 25, 2015
Guy Barudin	(Principal Financial and Accounting Officer)

/s/ Jonathan Kagan	Director	March 25, 2015
Jonathan Kagan

/s/ George Brokaw	Director	March 25, 2015
George Brokaw

/s/ Victor Mendelson	Director	March 25, 2015
Victor Mendelson

/s/ Rob Redmond	Director	March 25, 2015
Rob Redmond

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Terrapin 3 Acquisition Corporation

We have audited the accompanying balance sheets of Terrapin 3 Acquisition Corporation (the “Company”), as of December 31, 2014 and 2013, and the related statements of operations, changes in stockholders’ equity and cash flows for the year ended December 31, 2014 and the period from December 31, 2013 (inception) to December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Terrapin 3 Acquisition Corporation as of December 31, 2014 and 2013, and the results of its operations and its cash flows for the year ended December 31, 2014 and the period from December 31, 2013 (inception) to December 31, 2013, in accordance with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the financial statements, the Company has early adopted relevant sections of the Accounting Standards Codification as summarized in Financial Accounting Standards Board Accounting Standards Update No. 2014-10 for the year ended December 31, 2014, which resulted in the Company revising its financial statement presentation by removing references to being a development stage company and eliminating incremental financial reporting requirements to present inception-to-date financial information in the statements of operations, changes in stockholders’ equity and cash flows. Our opinion was not modified with respect to this matter.

/s/ WithumSmith+Brown

Morristown, New Jersey

March 25, 2015

TERRAPIN 3 ACQUISITION CORPORATION

BALANCE SHEETS

	December 31, 2014	December 31, 2013
ASSETS
Current assets:
Cash	$1,004,609	$25,000
Prepaid expenses	66,151	-
Total current assets	1,070,760	25,000

Investments and cash held in Trust Account	212,757,574	-

Total assets	$213,828,334	$25,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accrued operating expense and accounts payable	$5,543	$-
Franchise tax payable	180,000	-
Due to affiliates	867
Total current liabilities	186,410	-

Deferred underwriting compensation	7,451,250	-

Total liabilities	7,637,660	-

Commitments and contingencies

Class A common stock subject to possible redemption; 20,119,067 (at redemption value as of December 31, 2014 and 2013, respectively)	$201,190,670	$-

Stockholders’ equity
Preferred stock, $.0001 par value, 10,000,000 shares authorized; none issued and outstanding	-	-

Common stock, $.0001 par value, 10,000,000 shares authorized; none issued and outstanding	-	-

Class F Common stock, $.0001 par value, 10,000,000 shares authorized; 5,318,750 shares issued and outstanding	532	532

Class A Common stock, $.0001 par value, 90,000,000 shares authorized;1,155,933 issued and outstanding (excluding 20,119,067 shares subject to redemption)	116	-

Additional paid-in capital	5,369,762	24,468
Accumulated deficit	(370,406)	-
Total stockholders’ equity	5,000,004	25,000

Total liabilities and stockholders’ equity	$213,828,334	$25,000

See accompanying notes to financial statements.

TERRAPIN 3 ACQUISITION CORPORATION

STATEMENTS OF OPERATIONS

	Year Ended December 31, 2014	December 31, 2013 (inception) to December 31, 2013

Revenue	$-	$-

Formation, general and administrative costs	198,026	-
State franchise tax	180,000	-
Loss from operations	(378,026)	-

Interest income	7,620	-

Net loss attributable to common shares	$(370,406)	$-

Weighted average number of common shares outstanding - basic and diluted (excluding shares subject to possible redemption)	5,817,793	5,318,750

Net loss per common share- basic and diluted (excluding shares subject to possible redemption)	$(0.06)	$(0.00)

See accompanying notes to financial statements

TERRAPIN 3 ACQUISITION CORPORATION

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Period from December 31, 2013 (inception) to December 31, 2014

	Common Stock Class A		Common Stock Class F		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Sale of common stock to initial stockholders on December 31, 2013 at approximately $0.00465 per share	-	$-	5,318,750	$532	$24,468	$-	$25,000
Proceeds from Public Offering on July 22, 2014 of 21,275,000 shares of common stock	21,275,000	2,128			212,747,872	-	212,750,000

Proceeds subject to possible redemption (at redemption value)	(20,119,067)	(2,012)			(201,188,658)		(201,190,670)

Underwriter’s fee and offering expenses	-	-			(12,213,920)	-	(12,213,920)

Proceeds from private placement of 12,000,000 warrants on July 22, 2014	-	-			6,000,000	-	6,000,000

Net loss attributable to common shares for the year ended December 31, 2014	-	-	-	-	-	(370,406)	(370,406)

Balances at December 31, 2014	1,155,933	$116	5,318,750	$532	$5,369,762	$(370,406)	$5,000,004

See accompanying notes to financial statements.

TERRAPIN 3 ACQUISITION CORPORATION

STATEMENTS OF CASH FLOWS

	Year ended December 31, 2014	December 31, 2013 (inception) to December 31, 2013
Cash flows used in operating activities:
Net loss attributable to common shares	$(370,406)	$-
Changes in operating assets and liabilities:
Prepaid expenses	(66,151)	-
Accrued operating expenses and accounts payable	5,543	-
Franchise tax payable	180,000	-
Net cash used in operating activities	(251,014)	-

Cash flows from investing activities:
Principal deposited in Trust Account	(212,750,000)	-
Interest on Trust Account	(7,574)	-
Net cash used in investing activities	(212,757,574)	-

Cash flows from financing activities:
Proceeds from sale of common stock to initial stockholders	-	25,000
Net Proceeds from Public Offering, after payment of upfront underwriting fee	208,500,000	-
Proceeds from private placement	6,000,000	-
Changes in due to affiliates	867	-
Payment of offering costs	(512,670)	-
Proceeds from note payable, stockholder	200,000	-
Principal payments on note payable, stockholder	(200,000)	-
Net cash provided by financing activities	213,988,197	25,000

Net increase in cash	979,609	25,000
Cash at beginning of the period	25,000	-
Cash at end of the period	$1,004,609	$25,000

Supplemental disclosure of noncash financing activities:
Deferred underwriter’s commission	$7,451,250	$-

See accompanying notes to financial statements.

TERRAPIN 3 ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

1.	DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Terrapin 3 Acquisition Corporation (the "Company," “us,” or “we”) is a newly organized blank check company incorporated in Delaware on December 27, 2013. The Company was formed for the purpose of acquiring, through a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, exchangeable share transaction or other similar business transaction, one or more operating businesses or assets that the Company has not yet identified (“Business Combination”). The Company has neither engaged in any operations nor generated any operating revenue to date. The Company’s management has broad discretion with respect to the Business Combination. However, there is no assurance that the Company will be able to successfully complete a Business Combination. The Company has selected December 31 as its fiscal year end.

The initial stockholders of the Company, Apple Orange LLC, Noyac Path LLC, Periscope LLC, (together the “Terrapin sponsor”), Terrapin Partners Employee Partnership 3 LLC, MIHI LLC (the “Macquarie sponsor”; together with the Terrapin sponsor, the “Sponsors”), and Terrapin Partners Green Employee Partnership, LLC, have agreed, in the event the Company is required to seek stockholder approval of its Business Combination, to vote their founders shares and any public shares held, in favor of approving the Business Combination.

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

TERRAPIN 3 ACQUISITION CORPORATION

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

If the Company holds a stockholder vote or there is a tender offer for shares in connection with the Business Combination, public stockholders will have the opportunity to have public shares redeemed or repurchased for an amount in cash equal to its pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the Business Combination or commencement of the tender offer, respectively, including interest but less taxes payable and funds released for working capital. As a result, such shares have been classified as common stock subject to possible redemption, in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 480, “Distinguishing Liabilities from Equity.”

Liquidation

If the Company does not complete a Business Combination within 24 months from the closing date of the Public Offering, the Company will (i) cease all operations except for the purposes of winding up; (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the public shares of common stock for a per share pro rata portion of the Trust Account, including interest, but less taxes payable and funds released for working capital (less up to $50,000 of such net interest to pay dissolution expenses) and (iii) as promptly as possible following such redemption, dissolve and liquidate the balance of the Company’s net assets to its remaining stockholders, as part of its plan of dissolution and liquidation. The Sponsors and other initial stockholders have entered into letter agreements with the Company, pursuant to which they have waived their rights to participate in any redemption with respect to their initial shares; however, if the Sponsors or any of the Company’s officers, directors or affiliates acquire shares of common stock in or after the Public Offering, they will be entitled to a pro rata share of the Trust Account upon the Company’s redemption or liquidation in the event the Company does not complete the Business Combination within the required time period.

In the event of liquidation, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the initial public offering price per unit in the Public Offering

Emerging Growth Company

Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

TERRAPIN 3 ACQUISITION CORPORATION

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying financial statements are presented in U.S. dollars in conformity with accounting principles generaly accepted in the United States of America ("GAAP") and pursuant to the rules and regulations of the SEC. The accompanying financial statements recognize December 31, 2013, the date of initial funding, as the Company’s date of inception.

Net loss per common share

Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss per share by the weighted average number of shares of common stock outstanding, plus, to the extent dilutive, the incremental number of shares of common stock to settle warrants, as calculated using the treasury stock method. At December 31, 2014, the Company had outstanding warrants to purchase 16,637,500 shares of common stock. For all periods presented, the weighted average of these shares was excluded from the calculation of diluted loss per share of common stock because their inclusion would have been anti-dilutive. As a result, dilutive loss per share of common stock is equal to basic loss per share of common stock.

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

Offering costs

Offering costs consist of legal and accounting fees incurred through the balance sheet date that are directly related to the Public Offering. Upon consummation of the Public Offering on July 22, 2014, offering costs of approximately $12,214,000 (including approximately $11,700,000 in underwriter fees) were incurred and have been charged to stockholders' equity as of December 31, 2014.

TERRAPIN 3 ACQUISITION CORPORATION

Development Stage Company

In June 2014, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2014-10, which eliminated certain financial reporting requirements of companies previously identified as “Development Stage Entities” (Topic 915). The amendments in this ASU simplify accounting guidance by removing all incremental financial reporting requirements for development stage entities. The amendments also reduce data maintenance and, for those entities subject to audit, audit costs by eliminating the requirement for development stage entities to present inception-to-date information in the statements of income, cash flows, and shareholder equity. Early application of each of the amendments is permitted for any annual reporting period or interim period for which the entity's financial statements have not yet been issued (public business entities) or made available for issuance (other entities). Upon adoption, entities will no longer present or disclose any information required by Topic 915. For public business entities, those amendments are effective for annual reporting periods beginning after December 15, 2014, and interim periods therein. The Company has decided to adopt this standard for its reporting for the year ended December 31, 2014.

Redeemable Common Stock

As discussed in Note 3, all of the 21,275,000 shares of Class A common stock sold as part of the units in the Public Offering contain a redemption feature which allows for the redemption of shares of Class A common stock under the Company’s liquidation, tender offer, or stockholder approval provisions. In accordance with ASC 480, redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Although the Company did not specify a maximum redemption threshold, its charter provides that in no event will it redeem its public shares in an amount that would cause its net tangible assets (stockholders’ equity) to be less than $5,000,001.The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of the security to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock shall be affected by charges against retained earnings. Accordingly, at December 31, 2014, 20,119,067 of the 21,275,000 public shares were classified outside of permanent equity at its redemption value.

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

FASB ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits as of December 31, 2014. No amounts were accrued for the payment of interest and penalties at December 31, 2014. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

TERRAPIN 3 ACQUISITION CORPORATION

Recently issued accounting standards

In June 2014, the FASB issued ASU 2014-10, Development State Entities (Topic 915): Elimination of Certain Financial Reporting Requirements ("ASU 2014-10"). ASU 2014-10 eliminates the distinction of a development stage entity and certain related disclosure requirements, including the elimination of inception-to-date information on the statements of operations, cash flows, and stockholders' equity. While the amendments in ASU 2014-10 will be effective prospectively for annual reporting periods beginning after December 15, 2014, and interim periods within those annual periods. Early adoption is permitted. The Company adopted ASU 2014-10, thereby no longer is presenting or disclosing any information required by Topic 915. Adoption had no impact on the Company's financial position or results of operations.

3. PUBLIC OFFERING

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

4. RELATED PARTY TRANSACTIONS

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

Expense Advance Agreement

On July 16, 2014, the Sponsors entered into an agreement to advance to the Company, as may be requested by the Company, up to $500,000 each, for an aggregate of $1,000,000, in working capital loans in the form of promissory notes to be provided to fund expenses relating to investigating and selecting a target business and other working capital requirements prior to the Business Combination. Such note(s) shall bear no interest and shall be convertible into Public Warrants at a price of $0.50 at the option of the note holder. At December 31, 2014, no balance was due under this agreement.

Administrative Service Agreement

Commencing on July 17, 2014, the Company has agreed to pay $10,000 a month for office space, administrative services and secretarial support to Terrapin Partners LLC, an affiliate of the Terrapin sponsor. Upon the completion of the Business Combination or the liquidation of the Company, the Company will cease paying these monthly fees. As of December 31, 2014, the Company had a balance of $867 payable to related parties under this administrative services agreement.

5. COMMITMENTS

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

6. TRUST ACCOUNT

Subsequent to the public offering, a total of $212,750,000, which includes $206,750,000 of the net proceeds from the Public Offering and $6,000,000 from the sale of the Private Placement Warrants, was placed in the Trust Account.

As of December 31, 2014, investment securities in the Company’s Trust Account consist of $212,753,499 in United States Treasury Bills and another $4,075 is held as cash and cash equivalents. The Company classifies its United States Treasury and equivalent securities as held-to-maturity in accordance with FASB ASC 320 “Investments – Debt and Equity Securities”. Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying December 31, 2014 balance sheet and adjusted for the amortization or accretion of premiums or discounts. The carrying value, excluding accrued interest income, gross unrealized holding loss and fair value of held to maturity securities at December 31, 2014 are as follows:

TERRAPIN 3 ACQUISITION CORPORATION

	Carrying Value	Gross Unrealized Holding Gain (Loss)	Fair Value
Held-to-maturity:
U.S. Treasury Securities at December 31, 2014, due June 2015	$212,753,499	$1,494	$212,754,993

7. FAIR VALUE MEASUREMENT

The Company complies with ASC 820, “Fair Value Measurement”, for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually. The adoption of ASC 820 did not have an impact on the Company’s financial position or results of operations.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2014, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability:

Description	December 31, 2014	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)

Assets:
U.S. Treasury Securities	$212,754,993	$212,754,993	$-	$-

8. INCOME TAXES

Components of the Company’s deferred tax assets at December 31, 2014 are as follows:

Net operating loss carryforwards	$72,000
Amortizable start-up costs	76,162
148,162
Valuation allowance	(148,162)
$-

The Company established a valuation allowance of approximately $148,000 as of December 31, 2014, which fully offsets the deferred tax asset of approximately $148,000. The deferred tax asset results from applying an effective combined federal and state tax rate of 40% to start-up costs of approximately $190,000 and net operating losses of approximately $180,000. The Company’s net operating losses will expire beginning in 2034. Effective tax rates differ from statutory rates due to timing differences in the deductibility of expenses and the establishment of the valuation allowance.

9. STOCKHOLDERS’ EQUITY

On May 19, 2014, the Company implemented an approximate 1.0131-for-1 stock split, re-characterized its Founder Shares as shares of Class F common stock, and authorized the issuance of Class A common stock and undesignated common stock. All share issuances prior to the stock split have been retroactively adjusted to reflect the stock split.

TERRAPIN 3 ACQUISITION CORPORATION

Common Stock

Class A Common Stock — The Company is authorized to issue 90,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each Class A common share. At December 31, 2014, there were 21,275,000 shares of Class A common stock issued and outstanding, which includes 20,119,067 shares subject to possible redemption.

Class F Common Stock — The Company is authorized to issue 10,000,000 shares of Class F common stock with a par value of $0.0001 per share. Holders of the Company’s Class F common stock are entitled to one vote for each Class F common share. Shares of Class F common stock are convertible into shares of Class A common stock at a ratio of one-for-one. In the case that additional shares of Class A common stock, or equity-linked securities, are deemed issued in excess of the amounts offered in the Public Offering and related to the closing of the Business Combination, shares of Class F common stock are subject to future modification to provide for an adjustment to the ratio by which they shall convert into shares of Class A common stock. Such adjustment will result in additional shares of Class A common stock issuable upon the conversion of Class F common stock. The number of shares of Class A common stock issuable upon conversion of all shares of Class F common stock will equal, in the aggregate, 20% of the total number of all shares of Class A common stock sold in the Public Offering plus all common shares or equity-linked securities deemed to be issued in connection with the Business Combination, excluding any shares or equity-linked securities issued, or issuable, to any seller in the Business Combination or pursuant to warrants issued to the Sponsors plus Class F common stock and the Class A common stock (but not the warrants) issued pursuant to the forward purchase contract with the Macquarie sponsor. At December 31, 2014, there were 5,318,750 shares of Class F common stock issued and outstanding.

Common Stock — The Company is authorized to issue 10,000,000 shares of undesignated common stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. At December 31, 2014, there were no shares of undesignated common stock issued and outstanding.

Preferred Stock

Preferred Stock — The Company is authorized to issue 10,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. At December 31, 2014, there were no shares of preferred stock issued and outstanding.

