Form 10-Q
period 2015-03-31
Terrapin 3 Acquisition Corp
filed 2015-05-12
CIK 1608298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to ______.

Commission File Number: 001-36547

TERRAPIN 3 ACQUISITION CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	46-4388636
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

c/o Terrapin Partners, LLC 590 Madison Avenue, 35th Floor New York, NY	10022
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (212) 710-4100

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

As of May 11, 2015, there were 21,275,000 shares of the Company’s Class A common stock and 5,318,750 shares of the Company’s Class F common stock issued and outstanding.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TERRAPIN 3 ACQUISITION CORPORATION

  BALANCE SHEETS

	March 31, 2015	December 31, 2014
ASSETS	(unaudited)
Current assets:
Cash	$911,753	$1,004,609
Prepaid expenses	62,726	66,151
Total current assets	974,479	1,070,760

Cash held in Trust Account	212,804,259	212,757,574

Total assets	$213,778,738	$213,828,334

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accrued operating expenses and accounts payable	$19,250	$5,543
Franchise tax payable	225,000	180,000
Due to affiliates	6,855	867
Total current liabilities	251,105	186,410

Deferred underwriting compensation	7,451,250	7,451,250

Total liabilities	7,702,355	7,637,660

Class A common stock subject to possible redemption; 20,107,638 and 20,119,067 shares (at redemption value of $10.00 per share) at March 31, 2015 and December 31, 2014, respectively	201,076,380	201,190,670

Stockholders’ equity
Preferred stock, $.0001 par value, 10,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $.0001 par value, 10,000,000 shares authorized; none issued and outstanding	-	-
Class F Common stock, $.0001 par value, 10,000,000 shares authorized; 5,318,750 shares issued and outstanding	532	532
Class A Common stock, $.0001 par value, 90,000,000 shares authorized;1,167,362 and 1,155,933 shares issued and outstanding (excluding 20,107,638 and 20,119,067 shares subject to possible redemption) at March 31, 2015 and December 31, 2014, respectively	117	116
Additional paid-in capital	5,484,051	5,369,762
Accumulated Deficit	(484,697)	(370,406)
Total stockholders’ equity	5,000,003	5,000,004
Total liabilities and stockholders’ equity	$213,778,738	$213,828,334

See accompanying notes to financial statements.

TERRAPIN 3 ACQUISITION CORPORATION

STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014
Revenue	$-	$-
Formation, general and administrative costs	115,999	39
State franchise tax	45,000	-
Loss from operations	(160,999)	(39)
Interest income	46,708	-
Net loss attributable to common shares	$(114,291)	$(39)

Weighted average number of common shares outstanding - basic and diluted (excluding shares subject to possible redemption)	6,474,810	5,318,750

Net loss per common share - basic and diluted (excluding shares subject to possible redemption)	$(0.02)	$(0.00)

See accompanying notes to financial statements.

TERRAPIN 3 ACQUISITION CORPORATION

STATEMENT OF STOCKHOLDERS’ EQUITY

 For the Period from December 31, 2014 to March 31, 2015

(unaudited)

	Common Stock Class A		Common Stock Class F		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Par Value ($0.0001)	Shares	Par Value ($0.0001)
Balances at December 31, 2014	1,155,933	$116	5,318,750	$532	$5,369,762	$(370,406)	$5,000,004

Changes in shares subject to possible redemption	11,429	1			114,289		114,290

Net loss attributable to common shares for the period ended March 31, 2015		-	-	-	-	(114,291)	(114,291)

Balances at March 31, 2015	1,167,362	$117	5,318,750	$532	$5,484,051	$(484,697)	$5,000,003

See accompanying notes to financial statements

TERRAPIN 3 ACQUISITION CORPORATION

 STATEMENTS OF CASH FLOWS

 (unaudited)

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014
Cash flows from operating activities:
Net loss attributable to common shares	$(114,291)	$(39)
Changes in operating assets and liabilities:
Prepaid expenses	3,425	-
Accrued operating expenses and accounts payable	13,707	-
Franchise tax payable	45,000	-
Net cash used in operating activities	(52,159)	(39)

Cash flows from investing activities:
Interest on Trust Account	(46,685)	-
Net cash used in investing activities	(46,685)	-

Cash flows from financing activities:
Changes in due to affiliates	5,988	-
Payment of offering costs	-	(47,500)
Proceeds from note payable, stockholder	-	50,000
Net cash provided by financing activities	5,988	2,500

Net increase (decrease) in cash	(92,856)	2,461
Cash at beginning of the period	1,004,609	25,000
Cash at end of the period	$911,753	$27,461

Supplemental disclosure of noncash financing activities:
Accrued offering costs	$-	$33,750
Deferred underwriter’s commission	$-	$-

See accompanying notes to financial statements.

NOTES TO FINANCIAL STATEMENTS

(unaudited)

1.	INTERIM FINANCIAL INFORMATION

The accompanying unaudited interim financial statements of Terrapin 3 Acquisition Corporation (the “Company”) should be read in conjunction with the audited financial statements and notes thereto included in the Company's Prospectus filed with the Securities and Exchange Commission (the “SEC”) on July 17, 2014. The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, since they are interim statements, the accompanying financial statements do not include all the information and notes required by GAAP for complete financial statement presentation. In the opinion of management, the interim financial statements reflect all adjustments (consisting of normal, recurring adjustments) that are necessary for a fair presentation of the financial position, results of operations, and cash flows for the interim periods presented. Interim results are not necessarily indicative of results for a full year.

2.	DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

The Company is a newly organized blank check company incorporated in Delaware on December 27, 2013. The Company was formed for the purpose of acquiring, through a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, exchangeable share transaction or other similar business transaction, one or more operating businesses or assets that the Company has not yet identified (“Business Combination”). The Company has neither engaged in any operations nor generated any operating revenue to date. The Company’s management has broad discretion with respect to the Business Combination. However, there is no assurance that the Company will be able to successfully complete a Business Combination The Company has selected December 31 as its fiscal year end.

The initial stockholders of the Company, Apple Orange LLC, Noyac Path LLC, Periscope LLC, (together the “Terrapin sponsor”), along with Terrapin Partners Employee Partnership 3 LLC, and MIHI LLC (the “Macquarie sponsor”; together with the Terrapin sponsor, the “Sponsors”) and Terrapin Partners Green Employee Partnership, LLC have agreed, in the event the Company is required to seek stockholder approval of its Business Combination, to vote their Founders Shares, as defined below, and any public shares held, in favor of approving the Business Combination.

Financing

The registration statement for the Company’s initial public offering (the “Public Offering” as described in Note 4) was declared effective by the United States Securities and Exchange Commission (“SEC”) on July 17, 2014. The Sponsors purchased, simultaneously with the closing of the Public Offering, $6,000,000 of warrants in a private placement (Note 5).

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

Liquidation

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

Emerging Growth Company

Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of the using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying financial statements are presented in U.S. dollars in conformity with GAAP and pursuant to the rules and regulations of the SEC.

Net loss per common share

Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss per share by the weighted average number of shares of common stock outstanding, plus, to the extent dilutive, the incremental number of shares of common stock to settle warrants, as calculated using the treasury stock method. At March 31, 2015, the Company had outstanding warrants to purchase 16,637,500 shares of common stock. At March 31, 2014 there were 5,250,000 outstanding warrants that were subsequently cancelled on May 15, 2014 (Note 5, Founder Shares). For all periods presented, the weighted average of these shares was excluded from the calculation of diluted loss per share of common stock because their inclusion would have been anti-dilutive. As a result, dilutive loss per share of common stock is equal to basic loss per share of common stock.

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

Deferred offering costs

Deferred offering costs consist of legal and accounting fees incurred through the balance sheet date that are directly related to the Public Offering. Upon consummation of the Public Offering on July 22, 2014, offering costs of approximately $12,214,000 (including approximately $11,700,000 in underwriter fees) were incurred and have been charged to stockholders' equity as of March 31, 2015.

Redeemable Common Stock

As discussed in Note 4, all of the 21,275,000 shares of Class A common stock sold as part of the units in the Public Offering contain a redemption feature which allows for the redemption of shares of Class A common stock under the Company’s liquidation, tender offer, or stockholder approval provisions. In accordance with ASC 480, redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Although the Company did not specify a maximum redemption threshold, its charter provides that in no event will it redeem its public shares in an amount that would cause its net tangible assets (stockholders’ equity) to be less than $5,000,001. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of the security to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock shall be affected by changes in retained earnings, or in the absence of retained earnings, by charges against paid-in capital in accordance with FASB ASC 480-10-S99. Accordingly, at March 31, 2015 and December 31, 2014, 20,107,638 and 20,119,067 shares, respectively were classified outside of permanent equity at their redemption value.

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

FASB ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits as of March 31, 2015. No amounts were accrued for the payment of interest and penalties at March 31, 2015. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

Recent Accounting Pronouncements

In June 2014, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2014-10, which eliminated certain financial reporting requirements of companies previously identified as “Development Stage Entities” (Topic 915). The amendments in this ASU simplify accounting guidance by removing all incremental financial reporting requirements for development stage entities. The amendments also reduce data maintenance and, for those entities subject to audit, audit costs by eliminating the requirement for development stage entities to present inception-to-date information in the statements of income, cash flows, and shareholder equity. Early application of each of the amendments is permitted for any annual reporting period or interim period for which the entity's financial statements have not yet been issued (public business entities) or made available for issuance (other entities). Upon adoption, entities will no longer present or disclose any information required by Topic 915. For public business entities, those amendments are effective for annual reporting periods beginning after December 15, 2014, and interim periods therein. The Company has decided to adopt this standard beginning in the reporting period ended December 31, 2014.

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

5. RELATED PARTY TRANSACTIONS

Founder Shares

On December 31, 2013, the Company issued an aggregate of 5,250,000 units, each unit consisting of 1 share of common stock and 1 warrant to purchase one half of one share of common stock, to the Terrapin sponsor and Terrapin Partners Employee Partnership 3 LLC (the “Founder Units”) for an aggregate purchase price of $25,000. On May 15, 2014, the Company cancelled the warrants issued as part of these Founder Units resulting in the net issuance of 5,250,000 shares (“Founder Shares”). On May 19, 2014, the Company implemented an approximate 1.0131 -for- 1 stock split, re-characterized its Founder Shares as Class F common shares, and authorized the issuance of Class A common stock and undesignated shares. Further, on May 19, 2014, Apple Orange LLC sold 1,211,563 Founder Shares to the Macquarie Sponsor and transferred 56,061 Founder Shares to Terrapin Partners Green Employee Partnership, LLC, an affiliate of Apple Orange LLC. The Founder Shares are identical to the Class A common stock included in the Public Units sold in the Public Offering except that the Founder Shares are subject to certain transfer restrictions and contingent adjustments, as described in more detail below (Note 9, Class F Common Stock).

The initial stockholders have agreed not to transfer, assign or sell any of their Founder Shares until one year after the Business Combination (the “lock up”). Notwithstanding the foregoing, if the last sale price of the common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial Business Combination, or if the Company consummates a transaction after the initial Business Combination which results in the stockholders having the right to exchange their shares for cash or property, the Founder Shares will be released from the lock-up.

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

Expense Advance Agreement

On July 16, 2014, the Sponsors entered into an agreement to advance to the Company, as may be requested by the Company, up to $500,000 each, for an aggregate of $1,000,000, in working capital loans in the form of promissory notes to be provided to fund expenses relating to investigating and selecting a target business and other working capital requirements prior to the Business Combination. Such note(s) shall bear no interest and shall be convertible into Public Warrants at a price of $0.50 at the option of the note holder. At March 31, 2015, no balance was due under this agreement.

Administrative Service Agreement

Commencing on July 17, 2014, the Company has agreed to pay $10,000 a month for office space, administrative services and secretarial support to Terrapin Partners LLC, an affiliate of the Terrapin sponsor. Upon the completion of the Business Combination or the liquidation of the Company, the Company will cease paying these monthly fees. As of March 31, 2015, the Company had a balance of $6,855 payable to related parties under this administrative services agreement.

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

As of March 31, 2015, investment securities in the Company’s Trust Account consist of $212,797,973 in United States Treasury Bills and another $6,286 is held as cash and cash equivalents. The Company classifies its United States Treasury and equivalent securities as held-to-maturity in accordance with FASB ASC 320 “Investments – Debt and Equity Securities”. Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying December 31, 2014 and March 31, 2015 balance sheets and adjusted for the amortization or accretion of premiums or discounts. The carrying value, excluding accrued interest income, gross unrealized holding gain and fair value of held to maturity securities at March 31, 2015 and December 31, 2014 are as follows:

	Carrying Value	Gross Unrealized Holding Gain	Fair Value
Held-to-maturity:
U.S. Treasury Securities due June 2015

At March 31, 2015	$212,797,973	$33,642	$212,831,615
At December 31, 2014	$212,753,499	$1,494	$212,754,993

8. FAIR VALUE MEASUREMENT

The Company complies with ASC 820, “Fair Value Measurement,” for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually. The adoption of ASC 820 did not have an impact on the Company’s financial position or results of operations.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2015 and December 31, 2014, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability:

Description	March 31, 2015 (unaudited)	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
U.S. Treasury Securities	$212,831,615	$212,831,615	$-	$-

Description	December 31, 2014 (unaudited)	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
U.S. Treasury Securities	$212,754,993	$212,754,993	$-	$-

9. STOCKHOLDERS’ EQUITY

On May 19, 2014, the Company implemented an approximate 1.0131-for-1 stock split, re-characterized its Founder Shares as shares of Class F common stock, and authorized the issuance of Class A common stock and undesignated common stock. All share issuances prior to the stock split have been retroactively adjusted to reflect the stock split.

Common Stock

Class A Common Stock — The Company is authorized to issue 90,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each Class A common share. At March 31, 2015 and December 31, 2014, there were 21,275,000 shares of Class A common stock issued and outstanding, which includes 20,107,638 and 20,119,067 shares subject to possible redemption, respectively.

Class F Common Stock — The Company is authorized to issue 10,000,000 shares of Class F common stock with a par value of $0.0001 per share. Holders of the Company’s Class F common stock are entitled to one vote for each Class F common share. Shares of Class F common stock are convertible into shares of Class A common stock at a ratio of one-for-one. In the case that additional shares of Class A common stock, or equity-linked securities, are deemed issued in excess of the amounts offered in the Public Offering and related to the closing of the Business Combination, shares of Class F common stock are subject to future modification to provide for an adjustment to the ratio by which they shall convert into shares of Class A common stock. Such adjustment will result in additional shares of Class A common stock issuable upon the conversion of Class F common stock. The number of shares of Class A common stock issuable upon conversion of all shares of Class F common stock will equal, in the aggregate, 20% of the total number of all shares of Class A common stock sold in the Public Offering plus all common shares or equity-linked securities deemed to be issued in connection with the Business Combination, excluding any shares or equity-linked securities issued, or issuable, to any seller in the Business Combination or pursuant to warrants issued to the Sponsors plus Class F common stock and the Class A common stock (but not the warrants) issued pursuant to the forward purchase contract with the Macquarie sponsor. At March 31, 2015 and December 31, 2014, there were 5,318,750 shares of Class F common stock issued and outstanding.

Common Stock — The Company is authorized to issue 10,000,000 shares of undesignated common stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. At March 31, 2015 and December 31, 2014, there were no shares of undesignated common stock issued and outstanding.

Preferred Stock

Preferred Stock — The Company is authorized to issue 10,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. At March 31, 2015 and December 31, 2014, there were no shares of preferred stock issued and outstanding.

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

Results of Operations

For the quarter ended March 31, 2015 our net loss was $114,291 compared to $39 for the quarter ended March 31, 2014 during which the Company's entire activity was in preparation for the Public Offering which was consummated on July 22, 2014. Our net loss in the current period resulted mainly from ongoing general and administrative costs and from the accrual of franchise taxes, the total of which exceeded our accrued interest income which was our sole income.

As stated above, the Company’s entire activity from December 31, 2013 (inception) through July 22, 2014, was in preparation for the Public Offering. Since the Public Offering, the Company has engaged in a search for a target for the Business Combination. We believe that we have sufficient funds available to complete our efforts to effect a Business Combination with an operating business within the required 24 months from our Public Offering.

Liquidity and Capital Resources

As of March 31, 2015, we had cash of approximately $911,753 outside the Trust Account. Until the consummation of the Public Offering, the Company’s only source of liquidity was an initial purchase of shares of our common stock by the sponsors and a series of advances made by the sponsors and additional monies loaned under certain unsecured promissory notes.

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

As of March 31, 2015, $212,814,259 was held in the Trust Account (including $7,451,250 of deferred underwriting discounts and commissions and $6,000,000 from the sale of the Sponsor Warrants) and we had cash outside of trust of $911,753 and approximately $251,000 in accounts payable and accrued expenses, including accrued franchise tax payable. Through March 31, 2015, the Company had not withdrawn any funds from interest earned on the trust proceeds. Other than the deferred underwriting discounts and commissions, no amounts are payable to the underwriters of the Public Offering in the event of a Business Combination.

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

Trust Account

A total of $212,750,000, including approximately $206,750,000 of the net proceeds from the Public Offering, $6,000,000 from the sale of the Sponsor Warrants and $7,451,250 of deferred underwriting discounts and commissions, was placed in the Trust Account with Continental Stock Transfer & Trust Company serving as trustee. The trust proceeds are invested in U.S. government treasury bills with a maturity of 180 days or less or money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. As of March 31, 2015, the balance in the Trust Account was $212,804,259.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

All activity through March 31, 2015 relates to our formation, the preparation for our Public Offering and searching for a target for the Business Combination. We did not have any financial instruments that were exposed to market risks at March 31, 2015.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2015. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Factors that could cause our actual results to differ materially from those in this report are any of the risks described in our annual report for the fiscal year ending December 31, 2014 filed with the SEC on March 25, 2015. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Report, there have been no material changes to the risk factors disclosed in our annual report for the fiscal year ended December 31, 2014 filed with the SEC on March 25, 2015, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Description
31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1**	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
32.2**	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TERRAPIN 3 ACQUISITION CORPORATION

Date: May 12, 2015	/s/ Sanjay Arora
Name: Sanjay Arora
Title: Chief Executive Officer
(Principal Executive Officer)

Date: May 12, 2015	/s/ Guy Barudin
Name: Guy Barudin
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)

