Form 10-Q
period 2015-09-30
Terrapin 3 Acquisition Corp
filed 2015-11-04
CIK 1608298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

1700 Broadway, 18th Floor

New York, NY, 10019

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

As of November 2, 2015, there were 21,275,000 shares of the Company’s Class A common stock and 5,318,750 shares of the Company’s Class F common stock issued and outstanding.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TERRAPIN 3 ACQUISITION CORPORATION

CONDENSED BALANCE SHEETS

	September 30, 2015	December 31, 2014
ASSETS	(unaudited)
Current assets:
Cash	$579,010	$1,004,609
Prepaid expenses	88,909	66,151
Total current assets	667,919	1,070,760

Trust Account	212,750,000	212,757,574

Total assets	$213,417,919	$213,828,334

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accrued operating expenses and accounts payable	$25,250	$5,543
Franchise tax payable	135,000	180,000
Due to affiliates	5,364	867
Total current liabilities	165,614	186,410

Deferred underwriting compensation	7,451,250	7,451,250

Total liabilities	7,616,864	7,637,660

Class A common stock subject to possible redemption; 20,080,105 and 20,119,067 shares (at redemption value of $10.00 per share) at September 30, 2015 and December 31, 2014, respectively	200,801,050	201,190,670

Stockholders’ equity
Preferred stock, $.0001 par value, 10,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $.0001 par value, 10,000,000 shares authorized; none issued and outstanding	-	-
Class F Common stock, $.0001 par value, 10,000,000 shares authorized; 5,318,750 shares issued and outstanding	532	532
Class A Common stock, $.0001 par value, 90,000,000 shares authorized;1,194,895 and 1,155,933 shares issued and outstanding (excluding 20,080,105 and 20,119,067 shares subject to possible redemption) at September 30, 2015 and December 31, 2014, respectively	120	116
Additional paid-in capital	5,759,379	5,369,762
Accumulated deficit	(760,026)	(370,406)
Total stockholders’ equity	5,000,005	5,000,004
Total liabilities and stockholders’ equity	$213,417,919	$213,828,334

See accompanying notes to condensed financial statements.

TERRAPIN 3 ACQUISITION CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended September 30, 2015	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014

Revenue	$-	$-	$-	$-
Formation, general and administrative costs	109,166	91,032	341,391	91,388
State Franchise taxes	45,000		135,000	-
Loss from operations	(154,166)	(91,032)	(476,391)	(91,388)
Interest income	15	21	86,771	22
Net loss attributable to common shares	$(154,151)	$(91,011)	$(389,620)	$(91,366)

Weighted average number of common shares outstanding - basic and diluted (excluding shares subject to possible redemption)	6,498,398	6,170,317	6,486,571	5,605,725
Net loss per common share - basic and diluted (excluding shares subject to possible redemption)	$(0.02)	$(0.01)	$(0.06)	$(0.02)

See accompanying notes to condensed financial statements.

TERRAPIN 3 ACQUISITION CORPORATION

CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY

 For the Period from December 31, 2014 to September 30, 2015

(unaudited)

	Common Stock Class A		Common Stock Class F		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Par Value ($0.0001)	Shares	Par Value ($0.0001)
Balances at December 31, 2014	1,155,933	$116	5,318,750	$532	$5,369,762	$(370,406)	$5,000,004

Changes in shares subject to possible redemption	38,962	4		-	389,617	-	389,621

Net loss attributable to common shares for the period ended September 30, 2015	-	-	-	-	-	(389,620)	(389,620)

Balances at September 30, 2015	1,194,895	$120	5,318,750	$532	$5,759,379	$(760,026)	$5,000,005

See accompanying notes to condensed financial statements.

TERRAPIN 3 ACQUISITION CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014
Cash flows from operating activities:
Net loss attributable to common shares	$(389,620)	$(91,366)
Changes in operating assets and liabilities:
Prepaid expenses	(22,758)	(97,081)
Accrued operating expenses and accounts payable	19,707	1,312
Franchise tax payable	(45,000)	-
Net cash used in operating activities	(437,671)	(187,135)

Cash flows from investing activities:
Proceeds received from sale of investments	212,844,286	(212,750,000)
Purchase of investments in Trust Account	(212,750,000)	-
Interest earned on Trust Account	(86,712)	(3)
Net cash provided by (used in) investing activities	7,574	(212,750,003)

Cash flows from financing activities:
Proceeds from Public Offering, after payment of upfront underwriting fee	-	208,500,000
Net proceeds from private placement	-	6,000,000
Change in due to affiliates	4,498	334
Net payment of offering costs	-	(503,837)
Proceeds from note payable, stockholder	-	200,000
Principal payment on note payable, stockholder		(200,000)
Net cash provided by financing activities	4,498	213,996,497

Net increase (decrease) in cash	(425,599)	1,059,359
Cash at beginning of the period	1,004,609	25,000
Cash at end of the period	$579,010	$1,084,359

Supplemental disclosure of noncash financing activities:
Accrued offering costs	$-	$8,832
Deferred underwriter’s fee	$-	$7,451,250

See accompanying notes to condensed financial statements.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

1.	INTERIM FINANCIAL INFORMATION

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

The Company is a blank check company incorporated in Delaware on December 27, 2013. The Company was formed for the purpose of acquiring, through a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, exchangeable share transaction or other similar business transaction, one or more operating businesses or assets that the Company has not yet identified (“Business Combination”). The Company has neither engaged in any operations nor generated any operating revenue to date. The Company’s management has broad discretion with respect to the Business Combination. However, there is no assurance that the Company will be able to successfully complete a Business Combination. The Company has selected December 31 as its fiscal year end.

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

The Company will only have 24 months from the closing date of the Public Offering to complete its Business Combination. If the Company does not complete the Business Combination by July 22, 2016, it shall (i) cease all operations except for the purposes of winding up; (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the public shares of common stock for a per share pro rata portion of the Trust Account, including interest, but less taxes payable and funds released for working capital (less up to $50,000 of such net interest to pay dissolution expenses) and (iii) as promptly as possible following such redemption, dissolve and liquidate the balance of the Company’s net assets to its remaining stockholders, as part of its plan of dissolution and liquidation. The Sponsors and other initial stockholders have entered into letter agreements with the Company, pursuant to which they have waived their rights to participate in any redemption with respect to their initial shares; however, if the Sponsors or any of the Company’s officers, directors or affiliates acquire shares of common stock in or after the Public Offering, they will be entitled to a pro rata share of the Trust Account upon the Company’s redemption or liquidation in the event the Company does not complete the Business Combination within the required time period.

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

Net loss per common share

Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss per share by the weighted average number of shares of common stock outstanding, plus, to the extent dilutive, the incremental number of shares of common stock to settle warrants, as calculated using the treasury stock method. At September 30, 2015 and December 31, 2014, the Company had outstanding warrants to purchase 16,637,500 shares of common stock. The weighted average of these shares was excluded from the calculation of diluted loss per share of common stock because their inclusion would have been anti-dilutive. Therefore, dilutive loss per share of common stock was equal to basic loss per share of common stock.

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

Income taxes

The Company complies with the accounting and reporting requirements of FASB ASC Topic 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. At September 30, 2015 and December 31, 2014, the Company has a net deferred tax asset, before valuation allowance, of approximately $304,000 and $148,000, respectively, related to net operating loss carry forwards, organization costs, and start-up costs. Management has determined that a full valuation allowance of the deferred tax asset is appropriate at this time.

FASB ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits as of September 30, 2015. No amounts were accrued for the payment of interest and penalties at September 30, 2015. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

Expense Advance Agreement

On July 16, 2014, the Sponsors entered into an agreement to advance to the Company, as may be requested by the Company, up to $500,000 each, for an aggregate of $1,000,000, in working capital loans in the form of promissory notes to be provided to fund expenses relating to investigating and selecting a target business and other working capital requirements prior to the Business Combination. Such note(s) shall bear no interest and shall be convertible into Public Warrants at a price of $0.50 at the option of the note holder. At September 30, 2015, no balance was due under this agreement.

Administrative Service Agreement

Commencing on July 17, 2014, the Company has agreed to pay $10,000 a month for office space, administrative services and secretarial support to Terrapin Partners LLC, an affiliate of the Terrapin sponsor. Upon the completion of the Business Combination or the liquidation of the Company, the Company will cease paying these monthly fees. As of September 30, 2015 and December 31, 2014, the Company had a balance of approximately $5,300 and $900, respectively, payable to related parties.

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

As of September 30, 2015, the Company’s Trust Account consists of $212,750,000 invested in an Institutional Money Market Fund. As of December 31, 2014, investment securities in the Company’s Trust Account consisted of $212,753,499 in United States Treasury Bills and another $4,075 held as cash and cash equivalents. These United States Treasury Bills matured on June 18, 2015. The Company classifies its United States Treasury and equivalent securities as held-to-maturity in accordance with FASB ASC 320 “Investments – Debt and Equity Securities”. Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying December 31, 2014 balance sheet and adjusted for the amortization or accretion of premiums or discounts. The carrying value, excluding accrued interest income, gross unrealized holding gain and fair value of held to maturity securities at December 31, 2014 are as follows:

	Carrying Value	Gross Unrealized Holding Gain	Fair Value
Held-to-maturity:
U.S. Treasury Securities due June 2015
At December 31, 2014	$212,753,499	$1,494	$212,754,993

As of September 30, 2015, United States Treasury Bills held in the Trust Account have fully matured.

8.	FAIR VALUE MEASUREMENT

The Company complies with ASC 820, “Fair Value Measurement,” for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2015 and December 31, 2014, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability:

	September 30, 2015 (unaudited)	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Institutional Money Market Fund held in Trust Account	$212,750,000	$212,750,000	$-	$-

	December 31, 2014	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
U.S. Treasury Securities held in Trust Account	$212,754,993	$212,754,993	$-	$-

9.	STOCKHOLDERS’ EQUITY

On May 19, 2014, the Company implemented an approximate 1.0131-for-1 stock split, re-characterized its Founder Shares as shares of Class F common stock, and authorized the issuance of Class A common stock and undesignated common stock. All share issuances prior to the stock split have been retroactively adjusted to reflect the stock split.

Common Stock

Class A Common Stock  — The Company is authorized to issue 90,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each Class A common share. At September 30, 2015 and December 31, 2014, there were 21,275,000 shares of Class A common stock issued and outstanding, which includes 20,080,105 and 20,119,067 shares subject to possible redemption, respectively.

Class F Common Stock  — The Company is authorized to issue 10,000,000 shares of Class F common stock with a par value of $0.0001 per share. Holders of the Company’s Class F common stock are entitled to one vote for each Class F common share. Shares of Class F common stock are convertible into shares of Class A common stock at a ratio of one-for-one. In the case that additional shares of Class A common stock, or equity-linked securities, are deemed issued in excess of the amounts offered in the Public Offering and related to the closing of the Business Combination, shares of Class F common stock are subject to future modification to provide for an adjustment to the ratio by which they shall convert into shares of Class A common stock. Such adjustment will result in additional shares of Class A common stock issuable upon the conversion of Class F common stock. The number of shares of Class A common stock issuable upon conversion of all shares of Class F common stock will equal, in the aggregate, 20% of the total number of all shares of Class A common stock sold in the Public Offering plus all common shares or equity-linked securities deemed to be issued in connection with the Business Combination, excluding any shares or equity-linked securities issued, or issuable, to any seller in the Business Combination or pursuant to warrants issued to the Sponsors plus Class F common stock and the Class A common stock (but not the warrants) issued pursuant to the forward purchase contract with the Macquarie sponsor. At September 30, 2015 and December 31, 2014, there were 5,318,750 shares of Class F common stock issued and outstanding.

Common Stock  — The Company is authorized to issue 10,000,000 shares of undesignated common stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. At September 30, 2015 and December 31, 2014, there were no shares of undesignated common stock issued and outstanding.

Preferred Stock

Preferred Stock — The Company is authorized to issue 10,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. At September 30, 2015 and December 31, 2014, there were no shares of preferred stock issued and outstanding.

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

Results of Operations

For the three months and nine months ended September 30, 2015 our net loss was $154,151 and $389,620, respectively, compared to $91,011 and $91,366, respectively, for the three months and nine months ended September 30, 2014. Our net loss in the current period resulted mainly from ongoing general and administrative costs and from the accrual of franchise taxes, the total of which exceeded our accrued interest income which was our sole income.

Liquidity and Capital Resources

As of September 30, 2015, we had cash of $579,010 outside the Trust Account. Until the consummation of the Public Offering on July 22, 2014, the Company’s only source of liquidity was an initial purchase of shares of our common stock by the sponsors and a series of advances made by the sponsors and additional monies loaned under certain unsecured promissory notes. We believe that we have sufficient funds available to complete our efforts to effect a Business Combination with an operating business within the required 24 months from our Public Offering.

On July 22, 2014, we consummated the Public Offering of 21,275,000 units at a price of $10.00 per unit. Simultaneously with the consummation of the Public Offering, we consummated the private sale of an aggregate of 12,000,000 warrants, each exercisable to purchase one-half of one share of our Class A common stock at $5.75 per half share ($11.50 per whole share), to the sponsors at a price of $0.50 per warrant, generating gross proceeds of $6,000,000. We received net proceeds from the Company’s Public Offering and the sale of the Private Placement Warrants of approximately $212,750,000, net of the non-deferred portion of the underwriting commissions of $4,250,000 and offering costs and other expenses of approximately $4,762,670. For a description of the proceeds generated in the Company’s Public Offering and a discussion of the use of such proceeds, refer to Note 4 of the unaudited financial statements included in Part I, Item 1 of this Report.

As of September 30, 2015, $212,750,000 was held in the Trust Account (including $7,451,250 of deferred underwriting discounts and commissions and $6,000,000 from the sale of the Sponsor Warrants) and we had cash outside of the Trust Account of $579,010 and $165,614 in accounts payable and accrued expenses, including accrued franchise tax payable and due to affiliates. Through September 30, 2015, the Company had withdrawn approximately $89,000 from interest earned on the trust proceeds. Other than the deferred underwriting discounts and commissions, no amounts are payable to the underwriters of the Public Offering in the event of a Business Combination.

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

Trust Account

A total of $212,750,000, including approximately $206,750,000 of the net proceeds from the Public Offering, $6,000,000 from the sale of the Sponsor Warrants and $7,451,250 of deferred underwriting discounts and commissions, was placed in the Trust Account with Continental Stock Transfer & Trust Company serving as trustee. The trust proceeds are invested in U.S. government treasury bills with a maturity of 180 days or less or money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. As of September 30, 2015, the balance in the Trust Account was $212,750,000.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

All activity through September 30, 2015 relates to our formation, the preparation for our Public Offering and searching for a target for the Business Combination. We did not have any financial instruments that were exposed to market risks at September 30, 2015.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2015. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

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

TERRAPIN 3 ACQUISITION CORPORATION

Date: November 4, 2015	/s/ Sanjay Arora
Name: Sanjay Arora
Title: Chief Executive Officer
(Principal Executive Officer)

Date: November 4, 2015	/s/ Guy Barudin
Name: Guy Barudin
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)

