Form 10-K
period 2015-12-31
Terrapin 3 Acquisition Corp
filed 2016-03-01
CIK 1608298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 001-36547

TERRAPIN 3 ACQUISITION CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	46-4388636
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

c/o Terrapin Partners, LLC 1700 Broadway New York, NY	10019
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: (212) 710-4100

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Name of Each Exchange on Which Registered:
Class A Common Stock, par value $0.0001 per share	The NASDAQ Stock Market LLC
Warrants to purchase one-half of one share of Class A Common Stock	The NASDAQ Stock Market LLC
Units, each consisting of one share of Class A Common Stock and one Warrant	The NASDAQ Stock Market LLC

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☒    No  ☐

As of June 30, 2015, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the Class A common stock outstanding, other than shares held by persons who may be deemed affiliates of the registrant, was approximately $215,941,250 based on its last reported sales price of $10.15 on the NASDAQ Capital Market.

As of February 24, 2016, there were (i) 21,275,000 shares of Class A common stock, par value $0.0001 per share and (ii) 5,318,750 shares of Class F common stock, par value $0.0001 per share, of the registrant issued and outstanding.

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

PART I

Item 1.     Business

Introduction

We are a blank check company incorporated in December 2013 as a Delaware corporation formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, or similar business combination with one or more businesses.

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

We believe that private equity firms and others may find the opportunity to enter into the initial business combination with us attractive for the following reasons:

•	Track Record of Our Management Team. Nathan Leight has served as chairman of two previous blank check companies that completed successful business combinations. Mr. Leight served as chairman of Aldabra Acquisition Corporation, or Aldabra 1, which completed a merger with affiliates of and into Great Lakes Dredge & Dock Corporation, or GLDD (NASDAQ: GLDD) in 2006. Mr. Leight later served as chairman, and Mr. Arora and Mr. Barudin served as key members of the management team of Aldabra 2 Acquisition Corp., or Aldabra 2, which completed a merger in 2008 with certain paper and packaging businesses. The resulting company was subsequently listed on the New York Stock Exchange as Boise Inc., or Boise. Mr. Leight served as chairman of GLDD from 2011 until October 2015 and served as a member of the board of directors of Boise for five years following the merger with Aldabra 2. Both GLDD and Boise assets were owned by private equity investors prior to these transactions. We believe private equity firms may view the consummation of the Aldabra 1 and Aldabra 2 mergers, as well as the subsequent management of those companies, as positive factors in considering whether to sell a portfolio company to us.

•	Minimum Funding Available as a Result of the $40 Million MIHI LLC Private Placement. Our Macquarie sponsor has entered into a contingent forward purchase contract with us to purchase, in a private placement for gross proceeds of approximately $40,000,000 to occur concurrently with the consummation of our initial business combination, 4,000,000 of our units on substantially the same terms as the sale of units in our initial public offering at $10.00 per unit, and 1,000,000 shares of Class F common stock on the same terms as the sale of shares of Class F common stock to our sponsors prior to our initial public offering. The funds from the sale of units will be used as part of the consideration to the sellers in the initial business combination; any excess funds from this private placement will be used for working capital in the post-transaction company. This commitment is independent of the percentage of stockholders electing to redeem their public shares and provides us with a minimum funding level for the initial business combination.

The contingent forward purchase contract is subject to the following closing conditions:

•	the representations and warranties made by us in the contingent forward purchase contract shall be true and correct in all material respects;

•	all covenants, agreements and conditions contained in the agreement shall have been performed by us;

•	we have obtained all blue sky law permits and qualifications required by any state for the offer and sale of the private placement securities; and

•	our Macquarie Sponsor has provided its consent to the business combination, which it can withhold for any reason.

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

Our Macquarie sponsor is a wholly owned subsidiary of Macquarie Holdings (U.S.A.) Inc., which, in turn, is a wholly owned subsidiary of Macquarie Group Limited (ASX: MQG), or Macquarie. Macquarie is a global provider of banking, financial, advisory, investment, and funds management services. Macquarie’s main business focus is generating returns to investors and stockholders by providing a diversified range of services to clients. Macquarie acts on behalf of institutional, corporate, and retail clients, and counterparties around the world. Founded in 1969, Macquarie operates in 64 office locations in 27 countries, employs approximately 13,500 people and has assets under management of over $350 billion (as of September 30, 2015).

Macquarie’s advisory, capital raising and principal investing capabilities is conducted through its Macquarie Capital business. The firm provides varied services to corporate, financial sponsor, and government clients involved in mergers and acquisitions, debt and equity fund raising, corporate restructuring, project finance, and public private partnerships. In the U.S., operating through Macquarie Capital (USA) Inc., a wholly owned subsidiary of Macquarie, Macquarie Capital has deep specialist sector expertise and a comprehensive advisory and capital markets platform. Macquarie Capital’s expertise spans a variety of industry sectors, including:

•	Industrials;

•	Telecommunications, Media, Entertainment and Gaming;

•	Financial Institutions;

•	Real Estate;

•	Resources;

•	Infrastructure; and

•	Power, Utilities and Renewables.

We believe private equity firms and management teams may view the track record of our management team and Macquarie Capital’s deal sourcing and execution capabilities as a positive attribute contributing to our ability to identify attractive acquisition opportunities, and structure and complete a successful business combination.

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

Strategy and Execution

We have identified the certain general criteria and guidelines for evaluating prospective target businesses. We use these criteria and guidelines, but we may decide to enter into our initial business combination with a target business that does not meet some or all of these criteria and guidelines. Fundamentally, we focus on companies with positive operating cash flow and experienced and successful management teams that are also well-positioned to capitalize on one or more of the following investment themes.

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

The units began trading on July 17, 2014 on the NASDAQ Stock Market under the symbol “TRTLU.” Commencing on August 18, 2014, the securities comprising the units began separate trading. The units, Class A common stock, and warrants are trading on the NASDAQ Stock Market under the symbols “TRTLU,” “TRTL” and “TRTLW,” respectively.

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

Status as a Public Company

We believe our structure makes us an attractive business combination partner to target businesses. As an existing public company, we offer a target business an alternative to the traditional initial public offering through a merger or other business combination. In this situation, the owners of the target business would exchange their shares of stock in the target business for shares of our stock or for a combination of shares of our stock and cash, allowing us to tailor the consideration to the specific needs of the sellers. Although there are various costs and obligations associated with being a public company, we believe target businesses will find this method a more certain and cost effective method to becoming a public company than through a typical initial public offering. In a typical initial public offering, there are additional expenses incurred in marketing, road show and public reporting efforts that may not be present to the same extent in connection with a business combination with us.

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

Financial Position

With funds available for a business combination in the amount of approximately $252,750,000 including amounts held in trust and the proceeds from the $40,000,000 contingent forward purchase contract to purchase 4,000,000 units by our Macquarie sponsor and proceeds from the private placement warrants, assuming no redemptions, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to complete our business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third party financing and there can be no assurance it will be available to us.

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

Origination and Sourcing of Target Business Opportunities

We believe there are a large number of target acquisitions in need of stable, permanent equity financing, but with limited access to the public markets. Acquisition sources include private equity fund portfolio companies, entities struggling with complex or failed transactions, entities held by non-traditional investors and divestitures of non-core assets by large conglomerates.

We believe that the members of the board and our management team have an extensive network of contacts and relationships in the private equity, corporate management, and investment banking markets that may be a source of acquisitions candidates, both for our initial business combination and for future potential add-on acquisition opportunities. Further, we focus on opportunities which are proprietary or where a limited group of potential buyers have been invited to participate in the sale process. Target business candidates are also brought to our attention from various unaffiliated sources, including investment bankers, private investment funds, large business enterprises, and other intermediaries.

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

Permitted purchases of our securities

In the event we seek stockholder approval of our business combination and we do not conduct redemptions in connection with our business combination pursuant to the tender offer rules, our sponsors, directors, officers, advisors or their affiliates may purchase shares in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the trust account will be used to purchase shares in such transactions. They will not make any such purchases when they are in possession of any material non-public information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Exchange Act. Such a purchase may include a contractual acknowledgement that such stockholder, although still the record holder of our shares is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. We have adopted an insider trading policy which will require insiders to: refrain from purchasing shares during certain blackout periods and when they are in possession of any material nonpublic information and to clear all trades with our legal counsel prior to execution. We cannot currently determine whether our insiders will make such purchases pursuant to a Rule 10b5-1 plan, as it will be dependent upon several factors, including but not limited to, the timing and size of such purchases. Depending on such circumstances, our insiders may either make such purchases pursuant to a Rule 10b5-1 plan or determine that such a plan is not necessary.

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

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining of approximately $496,021 proceeds held outside of the trust account and $1,267 of accrued interest held in the trust account (as of December 31, 2015), the $1,000,000 in loans committed by affiliates of our sponsors, or provided through additional working capital loans from our sponsors, although we cannot assure you that there will be sufficient funds for such purpose. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the trust account not required to pay taxes or not released to fund our working capital requirements, we may request the trustee to release to us an additional amount of up to $50,000 of such accrued interest to pay those costs and expenses.

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

We will seek to reduce the possibility that Messrs. Leight, Arora and Barudin will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Messrs. Leight, Arora and Barudin will also not be liable as to any claims under our indemnity of the underwriter of our initial public offering against certain liabilities, including liabilities under the Securities Act. We will have access to up to approximately $494,754 of proceeds held outside the trust account, $1,267 of accrued interest in the trust account (as of December 31, 2015) and the $1,000,000 in loans committed to us by affiliates of our sponsors with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $50,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, stockholders who received funds from our trust account could be liable for claims made by creditors.

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

Employees

We currently have two executive officers. Members of our management team are not obligated to devote any specific number of hours to our matters but they devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time that Mr. Leight or any other members of our management devote in any time period varies based on whether a target business has been selected for our initial business combination and the current stage of the business combination process.

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

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering, (b) in which we have total annual gross revenue of at least $1.0 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th , and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period. References herein to “emerging growth company” shall have the meaning associated with it in the JOBS Act.

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

We are an early stage company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

We are an early stage company with no operating results. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our initial business combination with one or more target businesses. We have no plans, arrangements or understandings with any prospective target business concerning a business combination and may be unable to complete our business combination. If we fail to complete our business combination, we will never generate any operating revenues.

The financial statements included in this Report do not take into account the consequences to the Company of a failure to complete an initial business combination by July 22, 2016, including our ability to continue as a going concern.

The financial statements included in this Report have been prepared assuming that we would continue as a going concern. As discussed in Note 1 to the financial statements for the year ended December 31, 2015, the Company will cease all operations, except for the purpose of winding up, redeeming all public shares outstanding and dissolving and liquidating in the event that the Company does not consummate an initial business combination by July 22, 2016. The possibility of an initial business combination not being consummated raises some doubt as to our ability to continue as a going concern and the financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Of the net proceeds of our initial public offering, only approximately $496,021 (as of December 31, 2015) are available to us to fund our working capital requirements. Of the $496,021, $494,754 is held outside of the trust account and $1,267 of accrued interest is held in the trust account. If we are required to seek additional capital, we would need to borrow funds from our sponsors, management team or other third parties to operate or we may be forced to liquidate. Other than working capital loans of up to $1,000,000 in the aggregate, neither our sponsors, members of our management team nor any of their affiliates are under any obligation to advance funds to us in such circumstances. Any such advances would be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. Consequently, our public stockholders may only receive approximately $10.00 per share on our redemption of our public shares, and our warrants will expire worthless.

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

In the event that the proceeds in the trust account are reduced below the lesser of $10.00 per share or such lesser amount per share held in the trust account as of the date of the liquidation of the trust account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay taxes or for working capital purposes, and Messrs. Leight, Arora and Barudin assert that they are unable to satisfy their joint and several obligations or that they have no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against Messrs. Leight, Arora and Barudin to enforce their indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against Messrs. Leight, Arora and Barudin to enforce their joint and several indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the trust account available for distribution to our public stockholders may be reduced below $10.00 per share.

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

Because we are not limited to a particular industry or any specific target businesses with which to pursue our initial business combination, there is no basis to evaluate the possible merits or risks of any particular target business’s operations, results of operations, cash flows, liquidity, financial condition or prospects. To the extent we complete our business combination, we may be affected by numerous risks inherent in the operations of the business with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or an early stage entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely affect a target business. We also cannot assure you that an investment in our units will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in a business combination target. Accordingly, any stockholders who choose to remain stockholders following the business combination could suffer a reduction in the value of their shares. Such stockholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the tender offer materials or proxy statement relating to the business combination contained an actionable material misstatement or material omission.

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

The investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments requires substantial management time and attention, and substantial costs for accountants, attorneys and others. If we decide not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our initial business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.00 per share on the liquidation of our trust account and our warrants will expire worthless.

We are dependent upon our officers and directors and their departure could adversely affect our ability to operate.

Our operations are dependent upon a relatively small group of individuals including, but not limited to, our executive officers and directors. We believe that our success depends on the continued service of our executive officers and directors, at least until we have completed our business combination. In addition, our executive officers and directors are not required to commit any specified amount of time to our affairs and, accordingly, have conflicts of interest in allocating management time among various business activities, including identifying potential business combinations and monitoring the related due diligence. We do not have an employment agreement with, or key person insurance on the life of, any of our directors or executive officers. The unexpected loss of the services of one or more of our directors or executive officers could have a detrimental effect on us.

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

We may have a limited ability to assess the management of a prospective target business and, as a result, may affect our initial business combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company.

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

Our executive officers and directors allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative effect on our ability to complete our initial business combination.

Our executive officers and directors are not required to, and do not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination, and their other businesses. We do not intend to have any full-time employees prior to the completion of our business combination. Each of our executive officers is engaged in several other business endeavors for which such individual may be entitled to substantial compensation and our executive officers are not obligated to contribute any specific number of hours per week to our affairs. Our independent directors also serve as officers and board members for other entities. If our executive officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative effect on our ability to complete our initial business combination.

Our sponsors, and their affiliates, have no obligation to provide us with potential investment opportunities or to devote any specified amount of time or support to our company’s business.

Although we expect to benefit from our sponsors’ network of relationships and processes for evaluating and allocating investment opportunities among itself, us, and other parties, our sponsors have no legal or contractual obligation to seek on our behalf or to present to us investment opportunities that might be suitable for our business. Our sponsors may allocate potential investments at their discretion to any of their affiliates, us, or other parties. We have no investment management, advisory, consulting or other agreement in place with our sponsors that obligate them to undertake efforts on our behalf or that govern the manner in which they will allocate investment opportunities. Even if our sponsors refer an opportunity to us, no assurance can be given that such opportunity will result in an acquisition agreement or an initial business combination.

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

Members of our management team directly or indirectly own common stock and warrants and, accordingly, have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

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

Our Terrapin sponsor and an affiliate purchased an aggregate of 5,318,750 founder shares for an aggregate purchase price of $25,000. The number of founder shares issued was determined based on the expectation that such founder shares would represent 20% of the outstanding shares upon completion of our initial public offering. On May 19, 2014, our Terrapin sponsor sold 1,211,563 founder shares to our Macquarie sponsor. In July 2014, Apple Orange LLC, one of our sponsors, transferred an aggregate of 90,000 founder shares to Messrs. Kagan, Brokaw and Mendelson, each an independent director, and 56,061 founder shares to Terrapin Partners Green Employee Partnership, LLC, an affiliate of Apple Orange LLC. In addition, our sponsors have purchased an aggregate of 12,000,000 private placement warrants, each exercisable for one-half of one share of our Class A common stock at $5.75 per half share, for an aggregate purchase price of $6,000,000, or $0.50 per warrant, that will also be worthless if we do not complete a business combination.

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

Our Macquarie sponsor, or its affiliates, may represent a client to acquire potential target businesses in competition with us, thereby causing conflicts of interest that limit our ability to pursue potential targets. These conflicts of interest could have a negative effect on our ability to consummate a business combination.

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

Our Macquarie sponsor, its affiliates and their clients make investments in a variety of different businesses and may directly compete with us for acquisition opportunities provided or created by our Macquarie sponsor that meet our initial business combination objectives. Our Macquarie sponsor is under no specific obligation to offer potential acquisition opportunities to us and may allocate them at its discretion to us or other parties. While Mr. Redmond, a member of our board of directors that is employed by our Macquarie sponsor, participates in allocation discussions, we do not have any priority in respect of acquisition opportunities provided or created by our Macquarie sponsor. You should assume that our Macquarie sponsor and its affiliates and clients have priority over us in terms of access to acquisition opportunities.

Clients of affiliates of our Macquarie sponsor may also compete with us for investment opportunities meeting our initial business combination objectives. If Macquarie is engaged to act for any such clients, we may be precluded from pursuing opportunities that would conflict with Macquarie’s obligations to such client. In addition, investment ideas generated within Macquarie may be suitable for our company or a client of Macquarie, and may be directed to any of such persons or entities rather than to us. Macquarie may also be engaged to advise the seller of a company, business or assets that would qualify as an acquisition opportunity for us. In such cases, we may be precluded from participating in the sale process or from purchasing the company, business or assets. If, however, we are permitted to pursue the opportunity, the interests of Macquarie or its obligations to the seller may diverge from our interests.

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

The net proceeds from our initial public offering and the private placement of warrants have provided us with approximately $213,750,000 (including $497,288 held outside the trust as of December 31, 2015) that we may use to complete our business combination and pay deferred underwriting commissions being held in the trust account.

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

In order to effectuate a business combination, blank check companies have, in the recent past, amended various provisions of their charters and modified governing instruments. For example, blank check companies have amended the definition of business combination, increased redemption thresholds and extended the term during which the company must consummate its initial business combination. We cannot assure you that we will not seek to amend our charter or governing instruments in order to effectuate our initial business combination.

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

Our initial stockholders own 20% of the issued and outstanding shares of our common. Accordingly, they may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support, including amendments to our amended and restated certificate of incorporation. If our initial stockholders purchase any additional shares of Class A common stock in the aftermarket or in privately negotiated transactions, this would increase their control. Neither our initial stockholders nor, to our knowledge, any of our officers or directors, have any current intention to purchase additional securities. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A common stock. In addition, our board of directors, whose members were elected by our sponsors, is and will be divided into two classes, each of which will generally serve for a term of two years with only one class of directors being elected in each year. At our annual meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors was considered for election and our initial stockholders, because of their ownership position, continue to have considerable influence regarding our strategy and management. Accordingly, our initial stockholders will continue to exert control at least until the completion of our business combination, and, due to the conversion of the Class F common stock into our Class A common stock, the anti-dilution rights of the Class F common stock and the sale of the private placement units to the Macquarie sponsor, potentially after consummation of our initial business combination.

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

Item 1B.     Unresolved Staff Comments

None.

Item 2.     Properties

We do not own any real estate or other physical properties materially important to our operation. Our executive office is located at 1700 Broadway, 18th Floor, New York, NY 10019. The cost for such space is included in the $10,000 per month fee that we pay an affiliate of our Terrapin sponsor for office space, utilities and secretarial support, since our initial public offering. We consider our current office space adequate for our current operations.

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

The table below sets forth, for the calendar quarter indicated, the high and low bid prices of our units, Class A common stock and warrants as reported on the Nasdaq for the year ended December 31, 2015.

Year Ended December 31, 2015	Units		Class A Common Stock		Warrants
	Low	High	Low	High	Low	High
Quarter end March 31	$9.78	$10.09	$9.40	$10.00	$0.21	$0.37
Quarter end June 30	$10.08	$10.36	$9.85	$10.15	$0.30	$0.65
Quarter end September 30	$10.13	$.10.30	$9.81	$10.21	$0.25	$0.55
Quarter end December 31	$9.95	$10.45	$9.80	$10.09	$0.01	$0.59

Period Ended December 31, 2014	Units		Class A Common Stock*		Warrants
	Low	High	Low	High	Low	High
July 17 through September 30	$10.02	$10.05	$-	$-	$0.30	$0.55
Quarter end December 31	$9.95	$10.19	$9.55	$9.90	$0.21	$0.85

*No shares of our Class A common stock traded during the period ended September 30, 2014.

On February 16, 2016 our Class A common stock had a closing price of $9.85, our warrants had a closing price of $0.37 and our units had a closing price of $10.07.

(b)   Holders

On February 16, 2016, there was one holder of record of our units, one holder of record of our Class A common stock and there were five holders of record of our warrants.

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

None.

(e) Recent Sales of Unregistered Securities

None.

(f) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6.   Selected Financial Data

The following table summarizes the relevant financial data for our business should be read with our financial statements, which are included in this Report. We have not had any significant operations to date, so only balance sheet data is presented.

	December 31, 2014	December 31, 2015
Balance Sheet Data:
Cash	$1,004,609	$496,021
Cash and Investments held in Trust Account	$212,757,574	$212,751,267
Total Assets	$213,838,334	$213,299,061
Common stock subject to possible redemption (at redemption value)	$201,190,670	$200,646,033

Shares at December 31, 2014 and 2015 (excluding shares subject to possible redemption of 20,119,067 and 20,064,603, respectively and excluding Class F shares not subject to redemption of 5,318,750 at December 31, 2014 and 2015, respectively)	1,155,933	1,210,397
Total stockholders' equity	$5,000,004	$5,000,005

Cash Flow Data:
Net cash used in operating activities	$(251,014)	$(514,302)
Net cash used in investing activities	$(212,757,574)	$6,308
Net cash provided by financing activities	$213,988,197	$(594)

Statement of Operations Data:
Operating expenses:
Formation and general and administrative expenses	$(198,026)	$(452,688)
State franchise tax, other than income tax	$(180,000)	$(180,000)
Loss from operations	$(378,026)	$(632,688)
Other Income:
Interest income earned and accrued	$7,620	$88,051
Net loss attributable to common shares	$(370,406)	$(544,637)

Net loss per common share- basic and diluted (excluding shares subject to possible redemption)	$(0.06)	$(0.08)

Weighted average number of common shares outstanding - basic and diluted (excluding shares subject to possible redemption	5,817,793	6,493,437

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. All activity from inception to December 31, 2015 relates to our formation, our initial public offering and private placement and the identification and evaluation of prospective candidates for a business combination. Since the completion of our initial public offering, we have not generated any operating revenues and will not generate such revenues until after the completion of our business combination. We generate non-operating income in the form of interest income on cash and securities held, which we expect to be insignificant in view of the low yields on short-term government securities. We expect to incur increased expenses as a result of being a public company (for legal, insurance, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the years ended December 31, 2015 and 2014, we had a net loss of $544,637 and $370,406, respectively. During the year ended December 31, 2014, we incurred costs of approximately $12,214,000 with regard to our initial public offering which have been charged to stockholders’ equity.

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

As of December 31, 2015, we had cash and securities held in the trust account of $212,751,267 (including $1,267 of interest income) consisting of money market funds invested principally in U.S. treasury securities with a maturity of 180 days or less. Interest income on the balance in the trust account may be available to us to pay taxes and working capital purposes and up to $50,000 of our dissolution expenses. During the year ended December 31, 2015, we withdrew approximately $88,000 of interest earned on the trust account for working capital. Other than deferred underwriting fees payable in the event of a business combination, no amounts are payable to the underwriters of our initial public offering.

As of December 31, 2015, we had cash of $496,021 held outside of the trust account, which is available for use by us to cover the costs associated with identifying a target business and negotiating a business combination and other general corporate uses. In addition, as of December 31, 2015, we had accounts payable and accrued expenses of $21,500 and state franchise tax payable of $180,000.

For year ended December 31, 2015, we used cash of $514,302 in operating activities, which was primarily attributable to a net loss for the period of $544,637 attributable to costs associated with identifying and researching target businesses in excess of interest earned by the trust account.

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

The financial statements included in this Report have been prepared assuming that we would continue as a going concern. As discussed in Note 1 to the financial statements for the year ended December 31, 2015, the Company will cease all operations, except for the purpose of winding up, redeeming all public shares outstanding and dissolving and liquidating in the event that the Company does not consummate an initial business combination by July 22, 2016. The possibility of an initial business combination not being consummated raises some doubt as to our ability to continue as a going concern and the financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Founder Share Anti-dilution

We issued 5,318,750 founder shares in our initial public offering, each convertible into shares of Class A common stock at a ratio of one-for-one. In the case that additional shares of Class A common stock, or equity-linked securities, are deemed issued in excess of the amounts offered in the initial public offering and related to the closing of the business combination, the ratio at which shares of Class F common stock shall convert into shares of Class A common stock will be adjusted so that the number of shares of Class A common stock issuable upon conversion of all shares of Class F common stock will equal, in the aggregate, on an as-converted basis, 20% of the total number of all shares of Class A common stock sold pursuant to our initial public offering plus all common shares or equity-linked securities deemed to be issued in connection with the business combination, excluding any shares or equity-linked securities issued, or to be issued, to any seller in the business combination or pursuant to warrants issued to the sponsors plus the Class F common stock and the Class A common stock (but not the warrants) issued pursuant to our Macquarie sponsor’s contingent forward purchase contract.

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

Liquidation

If we do not complete a business combination within 24 months from the closing date of our initial public offering, we will (i) cease all operations except for the purposes of winding up; (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the public shares of common stock for a per share pro rata portion of the trust account, including interest, but less taxes payable and funds released for working capital (less up to $50,000 of such net interest to pay dissolution expenses) and (iii) as promptly as possible following such redemption, dissolve and liquidate the balance of our net assets to our remaining stockholders, as part of its plan of dissolution and liquidation. Our sponsors and other initial stockholders have entered into letter agreements with us, pursuant to which they have waived their rights to participate in any redemption with respect to their initial shares; however, if our sponsors or any of our officers, directors or affiliates acquired shares of common stock in or after our initial public offering, they will be entitled to a pro rata share of the trust account upon our redemption or liquidation in the event we do not complete the business combination within the required time period. This mandatory liquidation and subsequent dissolution raises substantial doubt about the Company's ability to continue as a going concern.

Significant Accounting Policies

We have identified the following significant accounting policies:

Redeemable common stock

  We account for our common stock subject to possible conversion in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, at December 31, 2015 and 2014, the common stock subject to possible redemption in the amount of $200,646,033 and $201,190,670, respectively is presented as temporary equity, outside of the stockholders’ equity section of our balance sheet.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of December 31, 2015 and 2014. We are currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Our policy for recording interest and penalties associated with audits is to record such expense as a component of income tax expense. There were no amounts accrued for penalties or interest as of December 31, 2015 and 2014. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position. We are subject to income tax examinations by major taxing authorities since the company’s inception.

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

Item 8.  Financial Statements and Supplementary Data

Reference is made to Pages F-1 through F-14 comprising a portion of this Annual Report on Form 10-K.

	2015
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	For the year ended December 31, 2015
Operating Expenses
Formation, general and administrative costs	$115,999	$116,226	$109,166	$111,297	$452,688
State Franchise tax, other than income tax	45,000	45,000	45,000	45,000	180,000
Loss from operations	(160,999)	(161,226)	(154,166)	(156,297)	(632,688)
Other Income:
Interest income	46,708	40,048	15	1,280	88,051
Net Income (loss)	$(114,291)	$(121,178)	$(154,151)	$(155,017)	$(544,637)
Loss per common share:
Basic and diluted	$(0.02)	$(0.02)	$(0.0)	$(0.02)	$(0.08)
Weighted average number of common shares outstanding:
Basic and diluted	6,474,810	6,485,245	6,498,398	6,493,437	6,493,437

Balance Sheet Data (at period end)
Cash	$911,753	$735,428	$579,010	$496,021	$496,021
Investments and cash held in Trust Account	212,804,259	212,750,000	212,750,000	212,751,267	212,751,267
Total Assets	213,778,738	213,510,431	213,417,919	213,299,061	213,299,061
Deferred underwriting compensation	7,451,250	7,451,250	7,451,250	7,451,250	7,451,250
Total Liabilities	7,702,355	7,555,226	7,461,864	7,653,023	7,653,023
Common Stock subject to possible redemption	201,076,380	200,955,200	201,801,050	200,646,033	200,646,033
Equity	$5,000,003	$5,000,005	$5,000,005	$5,000,005	$5,000,005

	2014
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	For the year ended December 31, 2014
Operating Expenses
Formation, general and administrative costs	$39	$316	$91,032	$106,639	$198,026
State Franchise tax, other than income tax	-	-	-	180,000	180,000
Loss from operations	(39)	(316)	(91,032)	(286,639)	(378,026)
Other Income:
Interest income	-	-	21	7,599	7,620
Net Income	$(39)	$(316)	$(91,011)	$(279,040)	$(370,406)
Loss per common share:
Basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.05)	$(0.06)
Weighted average number of common shares outstanding:
Basic and diluted	5,318,750	5,318,750	6,170,317	5,817,793	5,817,793

Balance Sheet Data (at period end)
Cash	$27,461	$93,676	$1,084,359	$1,004,609	$1,004,609
Investments and cash held in Trust Account	-	-	212,750,003	212,757,574	212,757,574
Total Assets	108,711	227,315	213,931,443	212,828,334	213,828,334
Deferred underwriting compensation	-	-	7,451,250	7,451,250	7,451,250
Total Liabilities	83,750	296,346	7,461,729	7,637,660	7,637,660
Common Stock subject to possible redemption	-	-	201,469,710	201,190,670	201,190,670
Equity	$24,961	$24,645	$5,000,004	$5,000,004	$5,000,004

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

Management’s Report on Internal Controls Over Financial Reporting

As required by the SEC rules and regulations for the implementation of Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

(2)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States of America, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our consolidated financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2015 and 2014. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (1992). Based on our assessments and those criteria, management determined that we maintained effective internal control over financial reporting at December 31, 2015 and 2014.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

Our directors and executive officers as of the date of this Report are as follows:

Name	Age	Position
Nathan Leight	55	Chairman of the Board of Directors
Sanjay Arora	48	Chief Executive Officer and Director
Guy Barudin	55	Chief Operating Officer, Chief Financial Officer
Jonathan Kagan	59	Director
Rob Redmond	59	Director
George Brokaw	48	Director
Victor Mendelson	48	Director

Nathan Leight. Mr. Leight, our chairman since inception, is the senior managing member of Terrapin Partners, LLC, and has held that position since 1998. He is also chairman and chief investment officer of Terrapin Asset Management, LLC. Previously, from 1995 to 1998, Mr. Leight was the chief investment officer of Gabriel Capital LP, managing more than $1 billion. Gabriel Capital specialized in bankruptcies, under-valued securities, emerging markets, private equity and merger arbitrage. Prior to joining Gabriel Capital, from 1991 to 1995 Mr. Leight established and oversaw the proprietary trading department at Dillon Read & Co. Inc., which specialized in bankruptcy/distressed situations and risk arbitrage. Mr. Leight started his career as an Associate in the corporate finance department of Oppenheimer & Co. in 1982. From 2011 until October 2015, Mr. Leight was chairman of Great Lakes Dredge & Dock Corporation (NASDAQ:GLDD). Prior to joining the board, Mr. Leight was chairman of a blank check company, Aldabra 1, that raised $55.2 million of gross proceeds in its February 2005 initial public offering and later merged with affiliates of Great Lakes Dredge & Dock Corporation, the largest provider of dredging services in North America, in a transaction valued at more than $400 million. Later, Mr. Leight served as chairman of Aldabra 2, another blank check company which raised $414 million of gross proceeds in its June 2007 initial public offering and later acquired the paper and packaging assets of Boise Cascade, LLC to form Boise, Inc. (NYSE:BZ) in a transaction valued at more than $1.6 billion, Mr. Leight served as a director of Boise Inc. for five years, from 2007 to July 2012. Mr. Leight is Chief Executive Officer of REIT Exchange Fund, Inc., a closed end fund in development. From 2009 to 2011 Mr. Leight served on the board of TradeStation Group, Inc., now a wholly-owned subsidiary of Monex Group, Inc. (Tokyo Stock Exchange: 8698). Mr. Leight graduated cum laude from Harvard College. Mr. Leight is well qualified to serve as director due to his more than 30 years of experience in capital markets, asset and portfolio management, venture capital, and private equity investing.

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

Rob Redmond. Mr. Redmond, our director since July 2014, is Non-executive Chairman of Macquarie Capital (USA) Inc., having joined the firm in March 2009. Mr. Redmond has a distinguished reputation as an experienced senior advisor across multiple sectors. Mr. Redmond joined Macquarie Capital from Barclays Capital, where he held the title of Vice Chairman from 2008-2009. Prior to Barclays Capital, Mr. Redmond was at Lehman Brothers Holdings, Inc. (“Lehman”) where he was Vice Chairman from 2005-2008 and Managing Director from 1994 to 2005. During his 14 years at Lehman, Mr. Redmond developed and ran several global businesses for the firm including founding Lehman's Financial Sponsors business and played a central role in building the firm's Industrials and Leveraged Finance businesses to leading positions in the U.S. and in other markets around the world. He also served on Lehman’s Global Management Committee and on the Executive Committee for the Global Investment Banking Division. At Lehman, Mr. Redmond advised on a number of significant transactions, including the IPO of The Blackstone Group, the buyouts of First Data Corp, Texas Utilities and Warner Music Group and the buyout, IPO and secondary offering of Hertz Corporation. Before joining Lehman Brothers in 1994, Mr. Redmond was a Managing Director at Kidder Peabody where he was Head of Leveraged Finance and High Yield Capital Markets, as well as a member of that firm’s Underwriting and Commitment Committees. Mr. Redmond joined Kidder, Peabody as a Vice President in their Capital Markets Division in 1987. He began his career in 1980 as an officer of the Chase Manhattan Bank managing the bank’s relationships with diversified companies. Mr. Redmond holds a BA in Economics from Lafayette College and received his MBA degree from Cornell University’s Johnson Graduate School of Management. He currently serves as a member of The Cornell University Council and as a member of The Johnson Graduate School of Management Advisory Board. We believe that Mr. Redmond is well qualified to serve as a director based on experience originating and structuring significant capital markets transactions and his relationships in a wide variety of industries.

George Brokaw. Mr. Brokaw, our director since July 2014, is a Managing Partner at Trafelet Brokaw & Co. Until 2013, Mr. Brokaw was a Managing Director at Highbridge Capital Management. Prior to joining Highbridge in 2012, he held senior positions at Perry Capital, LLC and Lazard Freres & Co. LLC. Mr. Brokaw is a member of the board of directors of DISH Network Corporation and Alico, Inc. Mr. Brokaw has previously served as a director to several companies including North American Construction Group, North American Energy Partners Inc., Capital Business Credit LLC, Exclusive Resorts, LLC, Ovation, Timberstar and ValuePlace Holdings LLC. In addition, he is a member of the board of the Carter Burden Center for the Aging. Mr. Brokaw received a B.A. from Yale University, a J.D./M.B.A. from the University of Virginia and is a member of the New York Bar. We believe Mr. Brokaw is qualified to serve as a director due, among other things, to his experience in finance and strategy acquired as an advisor to and member of boards of directors.

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

Number and Terms of Office of Officers and Directors

Our board of directors is divided into two classes with only one class of directors being elected in each year and each class (except for those directors appointed prior to our first annual meeting of stockholders) serving a two-year term. The term of office of the first class of directors, consisting of Messrs. Brokaw, Mendelson and Redmond, expired at our first annual meeting of stockholders in December 2015 at which time they were elected to serve another two year term on the board. The term of office of the second class of directors, consisting of Messrs. Arora, Kagan and Leight, will expire at or before our second annual meeting of stockholders.

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

Director Nominations

We do not have a standing nominating committee, though we intend to form a corporate governance and nominating committee as and when required to do so by law or NASDAQ rules. In accordance with Rule 5605(e)(2) of the NASDAQ rules, a majority of the independent directors may recommend a director nominee for selection by the board of directors. The board of directors believes that the independent directors can satisfactorily carry out the responsibility of properly selecting or approving director nominees without the formation of a standing nominating committee. The directors who shall participate in the consideration and recommendation of director nominees are Messrs. Kagan, Brokaw and Mendelson. In accordance with Rule 5605(e)(1)(A) of the NASDAQ rules, Messrs. Kagan, Brokaw, Mendelson and Redmond are independent. As there is no standing nominating committee, we do not have a nominating committee charter in place.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers, directors and persons who beneficially own more than ten percent of our common stock to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of such Forms, we believe that during the year ended December 31, 2015 and 2014 there were no delinquent filers.

Code of Ethics

We have adopted a code of ethics that applies to our officers and directors. We have filed copies of our code of ethics, our audit committee charter and our compensation committee charter as exhibits to our registration statement in connection with our initial public offering. You may review these documents by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of the code of ethics will be provided without charge upon request to us in writing at 1700 Broadway, 18th Floor, New York, New York 10019 or by telephone at (212) 710-4100.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our Class A common stock and Class F common stock as of February 16, 2015 based on information obtained from the persons named below, with respect to the beneficial ownership of shares of our common stock, by:

•	each person known by us to be the beneficial owner of more than 5% of any class of our outstanding shares of common stock;
•	each of our executive officers and directors that beneficially owns shares of our common stock; and
•	all our executive officers and directors as a group.

In the table below, percentage ownership is based on 21,275,000 shares of our Class A common stock and 5,318,750 shares of our Class F common stock outstanding as of February 16, 2016. Voting power represents the combined voting power of Class A common stock and Class F common stock owned beneficially by such person. On all matters to be voted upon, the holders of the Class A common stock and the Class F common stock vote together as a single class. Currently, all of the shares of Class F common stock are convertible into shares of Class A common stock on a one-for-one basis.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

	Class F Common Stock (2)		Class A Common Stock (2)
Name of Beneficial Owners (1)	Number of Shares Beneficially Owned	Approximate Percentage of Class	Number of Shares Beneficially Owned	Approximate Percentage of Class	Approximate Percentage of Voting Control (2)
Nathan Leight (3)	3,818,251	71.8%	-	-	14.4%
MIHI LLC (4) (5)	1,211,563	22.8%	-	-	4.6%
Sanjay Arora (6)	119,362	2.2%	-	-	*
Guy Barudin (6)	79,574	1.5%	-	-	*
Terrapin Partners Employee Partnership 3, LLC (3)	1,379,329	25.9%	-	-	5.2%
Rob Redmond (5)	-	* %	-	-	*
George Brokaw	30,000	0.6%	-	-	*
Jonathan Kagan	30,000	0.6%	-	-	*
Victor Mendelson	30,000	0.6%	-	-	*
All directors and officers as a group (7 persons)	4,107,187	77.2%	-	-	20.2%
Davidson Kempner Capital Management LP (7)	-	-	1,700,000	8.0%	6.4%
BlueMountain Capital Management, LLC (8)	-	-	1,500,000	7.1%	5.6%
Hudson Bay Capital Management, L.P. (9)	-	-	1,500,000	7.1%	5.6%
TD Asset Management Inc. (10)	-	-	2,018,400	9.5%	7.6%
Capstone Investment Advisors, LLC (11)	-	-	1,250,000	5.9%	4.7%
AQR Capital Management, LLC (12)	-	-	1,700,000	8.0%	6.4%
Fir Tree Inc. (13)	-	-	1,831,500	8.6%	6.9%
Deutsche Bank AG (14)	-	-	1,373,971	6.5%	5.2%
Weiss Asset Management, LP (15)	-	-	1,330,000	6.3%	5.0%

*	Less than 1 percent.

(1)	Unless otherwise noted, the business address of each of the persons and entities listed above is c/o Terrapin Partners, 1700 Broadway, 18th Floor, New York, New York 10019.

(2)	Excludes shares underlying the contingent forward purchase contract, as such shares may not be voted or disposed of by MIHI LLC within 60 days of the date of this Report.

(3)	Represents (i) 2,431,488 shares of Class F common stock held by Apple Orange LLC, acquired pursuant to a certain Securities Subscription Agreement, dated as of December 31, 2013 by and between the Issuer and Apple Orange LLC; (ii) 1,379,329 shares of Class F common stock held by Terrapin Partners Employee Partnership 3, LLC, acquired pursuant to a certain Securities Subscription Agreement, dated as of December 31, 2013 by and between the Issuer and Terrapin Partners Employee Partnership 3, LLC; and (iii) 56,061 shares of Class F common stock held by Terrapin Partners Green Employee Partnership LLC. Nathan Leight, our Chairman, is the sole managing member of Apple Orange LLC, Terrapin Partners Employee Partnership 3, LLC and Terrapin Partners Green Employee Partnership LLC. Mr. Leight may be deemed the beneficial owner of the securities held by Apple Orange LLC, Terrapin Partners Employee Partnership 3, LLC and Terrapin Partners Green Employee Partnership LLC and has sole voting and dispositive control over such securities. Mr. Leight disclaims beneficial ownership over any securities owned by Apple Orange LLC, Terrapin Partners Employee Partnership 3, LLC and Terrapin Partners Green Employee Partnership LLC in which he does not have any pecuniary interest.

(4)	MIHI LLC is an affiliate of Macquarie Group and Macquarie Capital (USA) Inc. The business address of MIHI LLC and Mr. Redmond is c/o Macquarie Capital (USA) Inc., 125 West 55th Street, L-22, New York, NY 10019-5396.

(5)	Mr. Redmond disclaims beneficial ownership of shares held by MIHI LLC as he does not have control over voting or disposition of such shares.

(6)	Shares for Messrs. Arora and Barudin represent shares held by Noyac Path LLC and Periscope, LLC, respectively. The sole member of Noyac Path LLC is a trust of which Mr. Arora is settlor and a beneficiary. Mr. Arora disclaims beneficial ownership over any securities owned by Noyac Path LLC in which he does not have any pecuniary interest. Mr. Barudin is the sole member of Periscope, LLC and may be deemed the beneficial owner of shares held thereby. Excludes beneficial interest in shares allocated to Messrs. Arora and Barudin of 410,304 and 334,321 shares, respectively by Terrapin Partners Employee Partnership 3, LLC. Membership interests held by these individuals in such limited liability company are subject to vesting, which is conditioned on certain requirements, including, but not limited to, continued employment with Terrapin Partners, LLC. Messrs. Arora and Barudin have no right to vote or dispose of the shares underlying their respective partnership interests until the shares are distributed by such limited liability company.

(7)	According to Schedule 13G filed with the SEC on November 10, 2014 on behalf of Davidson Kempner Partners (“DKP”), Davidson Kempner Institutional Partners, L.P. (“DKIP”), Davidson Kempner International, Ltd. (“DKIL”), Davidson Kempner Capital Management LP, Thomas L. Kempner, Jr. and Stephen M. Dowicz. Davidson Kempner Capital Management LP, a Delaware limited partnership and a registered investment adviser with the U.S. Securities and Exchange Commission, acts as investment manager to each of DKP, DKIP, and DKIL (“DKCM”). DKCM GP LLC, a Delaware limited liability company, is the general partner of DKCM. The managing members of DKCM are Thomas L. Kempner, Jr., Stephen M. Dowicz, Timothy I. Levart, Robert J. Brivio, Jr., Anthony A. Yoseloff, Eric P. Epstein, Avram Z. Friedman, Conor Bastable, Shulamit Leviant, Morgan Blackwell and Patrick W. Dennis and Gabriel T. Schwartz. Messrs. Thomas L. Kempner, Jr., and Stephen M. Dowicz through DKCM, are responsible for the voting and investment decisions relating to the securities held by DKP, DKIP and DKIL. The business address of Davidson Kempner Capital Management LP is c/o Davidson Kempner Partners, 65 East 55th Street, 19th Floor, New York, New York 10022.

(8)

According to a Schedule 13G/A filed with the SEC on February 2, 2016 on behalf of BlueMountain Capital Management, LLC, a Delaware limited liability company (“BMCM”). BMCM acts as investment manager to, and exercises investment discretion with respect to the securities directly owned by, the following entities: (i) Blue Mountain Credit Alternatives Master Fund L.P., a Cayman Islands exempted limited partnership, with respect to the 1,064,351 shares of Class A common stock directly owned by it; (ii) BlueMountain Equity Alternatives Master Fund L.P., a Cayman Islands exempted limited partnership, with respect to the 110,976 shares of Class A common stock directly owned by it; (iii) BlueMountain Montenvers Master Fund SCA SICAV-SIF, an investment company with variable capital organized as a specialized investment fund in the form of a corporate partnership limited by shares under the laws of Luxembourg, with respect to the 132,209 shares of Class A common stock directly owned by it; (iv) BlueMountain Foinaven Master Fund L.P., a Cayman Islands exempted limited partnership, with respect to the 123,308 shares of Class A common stock directly owned by it; (v) BlueMountain Logan Opportunities Master Fund L.P., a Cayman Islands exempted limited partnership, with respect to the 69,156 shares of Class A common stock directly owned by it; and (vi) certain other funds that previously owned shares of Class A common stock. The business address of this stockholder is 280 Park Avenue, 12th Floor, New York, New York 10017.

(9)	According to a Schedule 13G/A filed with the SEC on February 8, 2016 on behalf of Hudson Bay Capital Management, L.P., a Delaware limited partnership (the “Investment Manager”) and Sander Gerber. The Investment Manager, which serves as the investment manager to Hudson Bay Master Fund Ltd., in whose name the reported securities are held, may be deemed to be the beneficial owner of all securities held by Hudson Bay Master Fund Ltd. Mr. Gerber serves as the managing member of Hudson Bay Capital GP LLC, which is the general partner of the Investment Manager. Mr. Gerber disclaims beneficial ownership of these securities. The business address of this stockholder is 777 Third Avenue, 30th Floor, New York, NY 10017.

(10)	According to a Schedule 13G/A filed with the SEC on February 12, 2016 on behalf of TD Asset Management Inc., a Canadian corporation (“TDAM”) and TDAM USA Inc. (“TDAM USA”). TDAM and TDAM USA are wholly-owned subsidiaries of TD Bank Financial Group. The business address of this stockholder is Canada Trust Tower, BCE Place, 161 Bay Street, 35th Floor, Toronto, Ontario, M5J 2T2.

(11)	According to a Schedule 13G/A filed with the SEC on February 13, 2016 on behalf of Capstone Investment Advisors, LLC, a Delaware limited liability company (“Capstone”). Capstone acts as investment manager to, and exercises investment discretion with respect to the Class A common stock directly owned by Capstone Volatility Master (Cayman) Limited, a Cayman Islands exempted company. The business address of this stockholder is 250 Greenwich Street, 30th Floor, New York, New York 10007.

(12)	According to a Schedule 13G/A filed with the SEC on February 12, 2016 on behalf of AQR Capital Management, LLC, a Delaware limited liability company. AQR Capital Management, LLC serves as the investment manager to the AQR Diversified Arbitrage Fund, an open-end registered investment company. The business address of this stockholder is Two Greenwich Plaza, Greenwich, CT 06830.

(13)

According to a Schedule 13G/A filed with the SEC on February 17, 2016 on behalf of Fir Tree Inc., a New York corporation (“Fir Tree”). Fir Tree is the investment manager of certain private-pooled investment vehicles, and has been granted investment discretion over portfolio investments. The business address of this stockholder is 505 Fifth Avenue, 23rd Floor, New York, New York 10017.

(14)

According to a Schedule 13G filed with the SEC on February 16, 2016 on behalf of Deutsche Bank AG, a company organized in the Federal Republic of Germany (“DB”). The securities are beneficially owned by the Corporate Banking & Securities group of DB and its subsidiaries and affiliates. The business address of this stockholder is Taunusanlage 12, 60325 Frankfurt am Main, Federal Republic of Germany.

(15)	According to a Schedule 13G filed with the SEC on February 12, 2016 on behalf of Weiss Asset Management LP, a Delaware limited partnership (“Weiss Asset Management”), and its affiliates. Includes shares beneficially owned by a private investment partnership (the “Partnership”) of which BIP GP LLC, a Delaware limited liability company (“BIP GP”), is the sole general partner. Weiss Asset Management is the sole investment manager to the Partnership. WAM GP LLC, a Delaware limited liability company (“WAM GP”), is the sole general partner of Weiss Asset Management. Andrew Weiss is the managing member of WAM GP and BIP GP. Shares reported for WAM GP, Andrew Weiss and Weiss Asset Management include shares beneficially owned by the Partnership. The business address of this stockholder is 222 Berkeley St., 16th Floor, Boston, Massachusetts 021169.

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

Director Independence

NASDAQ listing standards require that a majority of our board of directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that Messrs. Kagan, Brokaw, Mendelson and Redmond are “independent directors” as defined in the NASDAQ listing standards and applicable SEC rules.

Item 14. Principal Accountant Fees and Services.

On June 30, 2014, KPMG LLP acquired certain assets of Rothstein Kass, P.A., or Rothstein, and certain of its affiliates. On July 22, 2014, with the approval of our audit committee, we engaged KPMG as our new independent registered public accounting firm. On August 14, 2014, with the approval of our audit committee, we dismissed KPMG LLP, or KPMG, as our independent registered public accounting firm and engaged WithumSmith+Brown, PC, or Withum, as our new independent registered public accounting firm. The following is a summary of fees paid or to be paid to Rothstein, KPMG and Withum for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Rothstein, KPMG and Withum in connection with regulatory filings.  The aggregate fees billed by Rothstein, KPMG and Withum for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the year ended December 31, 2014 totaled $30,000, $15,000 and $28,500, respectively, and $28,500 for the year ended December 31, 2015. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings. During 2015, we also paid Withum a total of $10,000 for the 2014 year end audit services.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. During the year ended December 31, 2015 and 2014, we did not pay Rothstein, KPMG or Withum for consultations concerning financial accounting and reporting standards.

Tax Fees. We paid $5,000 to Withum for tax planning and tax advice during the year ended December 31, 2015. We did not pay Rothstein, KPMG or Withum for tax planning and tax advice for the year ended December 31, 2014.

All Other Fees. We did not pay Rothstein, KPMG or Withum for other services for the year ended December 31, 2015 and 2014.

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

EXHIBIT INDEX

Exhibit No.	Description
1.1	Underwriting Agreement, dated July 16, 2014, between the Company and Deutsche Bank Securities Inc. (1)
3.1	Certificate of Incorporation. (2)
3.2	Certificate of Amendment of Certificate of Incorporation. (2)
3.3	Second Certificate of Amendment of Certificate of Incorporation. (2)
3.4	Third Certificate of Amendment of Certificate of Incorporation. (2)
3.5	Amended and Restated Certificate of Incorporation. (1)
3.6	Bylaws. (2)
4.1	Specimen Unit Certificate. (3)
4.2	Specimen Class A Common Stock Certificate. (3)
4.3	Specimen Warrant Certificate. (3)
4.4	Warrant Agreement, dated July 16, 2014, between Continental Stock Transfer & Trust Company and the Company. (1)
10.1	Promissory Note, dated March 4, 2014 issued to Apple Orange LLC, in the amount of $50,000. (2)
10.2	Letter Agreement, by and among the Company and certain security holders, officers and directors of the Company. (1)
10.3	Investment Management Trust Account Agreement, dated July 16, 2014, between Continental Stock Transfer & Trust Company and the Company. (1)
10.4	Registration Rights Agreement, dated July 16, 2014, between the Company and certain security holders. (1)
10.5	Form of Securities Subscription Agreement, dated December 31, 2013, among the Registrant and certain security holders. (2)
10.6	Form of Cancellation of Warrants, dated May 15, 2014, among the Registrant and certain security holders. (2)
10.7	Sponsor Warrants Purchase Agreement, dated July 16, 2014, among the Company, MIHI LLC, Nathan Leight and Martin E. Schloss. (1)
10.8	Form of Indemnity Agreement. (3)
10.9	Administrative Services Agreement, dated July 16, 2014, between the Company and Lorne Weil, Inc. (1)
10.10	Expense Advancement Agreement, dated July 16, 2014, by and among the Company, MIHI LLC and Apple Orange LLC, Noyac Path, LLC, and Periscope, LLC. (1)

10.11	Forward Purchase Contract, dated July 16, 2014, by and among the Company and MIHI LLC. (1)
10.12	Letter Agreement, dated July 16, 2014, by and among the Company and certain security holders regarding the investment banking right of first refusal. (1)
10.13	Promissory Note, dated June 19, 2014, issued to Apple Orange LLC, in the amount of $150,000. (3)
10.14	Agreement Among Sponsors, dated July 16, 2014, by and among the Company, MIHI LLC, Apple Orange LLC, Noyac Path LLC and Periscope, LLC. (1)
14.1	Code of Business and Ethics. (3)
31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**
32.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Calculation Linkbase*
101.LAB	XBRL Taxonomy Label Linkbase*
101.PRE	XBRL Definition Linkbase Document*
101.DEF	XBRL Definition Linkbase Document*

 * Filed herewith

** Furnished herewith

(1)	Incorporated by reference to the Company’s Form 8-K, filed with the Commission on July 22, 2014.
(2)	Incorporated by reference to the Company’s Form S-1, filed with the Commission on June 23, 2014.
(3)	Incorporated by reference to the Company’s Form S-1/A, filed with the Commission on July 11, 2014.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Terrapin 3 Acquisition Corporation

We have audited the accompanying balance sheets of Terrapin 3 Acquisition Corporation (the “Company”), as of December 31, 2015 and 2014, and the related statements of operations, changes in stockholders’ equity and cash flows for each of the years ended December 31, 2015 and 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Terrapin 3 Acquisition Corporation as of December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the years ended December 31, 2015 and 2014, in accordance with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 1 to the financial statements, if the Company does not complete a business combination by July 22, 2016, then the Company will cease all operations except for the purpose of winding down and liquidating, thus there is a substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ WithumSmith+Brown, PC

Morristown, New Jersey

March 1, 2016

TERRAPIN 3 ACQUISITION CORPORATION

BALANCE SHEETS

	December 31, 2015	December 31, 2014
ASSETS
Current assets:
Cash	$496,021	$1,004,609
Prepaid expenses	51,773	66,151
Total current assets	547,794	1,070,760

Investments and cash held in Trust Account	212,751,267	212,757,574

Total assets	$213,299,061	$213,828,334

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accrued operating expense and accounts payable	$21,500	$5,543
Franchise tax payable	180,000	180,000
Due to affiliates	273	867
Total current liabilities	201,773	186,410

Deferred underwriting compensation	7,451,250	7,451,250

Total liabilities	7,653,023	7,637,660

Commitments and contingencies

Class A common stock subject to possible redemption; 20,064,603 and 20,119,067 (at redemption value of $10 per share) at December 31, 2015 and 2014, respectively	$200,646,033	$201,190,670

Stockholders’ equity
Preferred stock, $.0001 par value, 10,000,000 shares authorized; none issued and outstanding	-	-

Common stock, $.0001 par value, 10,000,000 shares authorized; none issued and outstanding	-	-

Class F Common stock, $.0001 par value, 10,000,000 shares authorized; 5,318,750 shares issued and outstanding	532	532

Class A Common stock, $.0001 par value, 90,000,000 shares authorized;1,210,397 and 1,155,933 issued and outstanding (excluding 20,064,603 and 20,119,067 shares subject to redemption) at December 31, 2015 and 2014, respectively	121	116

Additional paid-in capital	5,914,395	5,369,762
Accumulated deficit	(915,043)	(370,406)
Total stockholders’ equity	5,000,005	5,000,004

Total liabilities and stockholders’ equity	$213,299,061	$213,828,334

See accompanying notes to financial statements.

TERRAPIN 3 ACQUISITION CORPORATION

STATEMENTS OF OPERATIONS

	Year Ended December 31, 2015	Year Ended December 31, 2014

Revenue	$-	$-

Formation, general and administrative costs	452,688	198,026
State franchise tax	180,000	180,000
Loss from operations	(632,688)	(378,026)

Interest income	88,051	7,620

Net loss attributable to common shares	$(544,637)	$(370,406)

Weighted average number of common shares outstanding - basic and diluted (excluding shares subject to possible redemption)	6,493,437	5,817,793

Net loss per common share- basic and diluted (excluding shares subject to possible redemption)	$(0.08)	$(0.06)

See accompanying notes to financial statements

TERRAPIN 3 ACQUISITION CORPORATION

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Years Ended December 31, 2015 and 2014

	Common Stock Class A		Common Stock Class F		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balances at January 1, 2014	-	$-	5,318,750	$532	$24,468	$-	$25,000

Proceeds from Public Offering on July 22, 2014 of 21,275,000 shares of common stock	21,275,000	2,128			212,747,872	-	212,750,000

Proceeds subject to possible redemption (at redemption value)	(20,119,067)	(2,012)			(201,188,658)		(201,190,670)

Underwriter’s fee and offering expenses					(12,213,920)	-	(12,213,920)

Proceeds from private placement of 12,000,000 warrants on July 22, 2014					6,000,000	-	6,000,000

Net loss attributable to common shares for the year ended December 31, 2014	-	-	-	-	-	(370,406)	(307,406)

Balances at December 31, 2014	1,155,933	$116	5,318,750	$532	$5,369,762	$(370,406)	$5,000,004

Change in shares subject to possible redemption	54,464	5	-	-	544,633	-	544,638

Net loss attributable to common shares for the year ended December 31, 2015	-	-	-	-	-	(544,637)	(544,637)

Balances at December 31, 2015	1,210,397	$121	5,318,750	$532	$5,914,395	$(915,043)	$5,000,005

See accompanying notes to financial statements.

TERRAPIN 3 ACQUISITION CORPORATION

STATEMENTS OF CASH FLOWS

	Year ended December 31, 2015	Year ended December 31, 2014
Cash flows from operating activities:
Net loss attributable to common shares	$(544,637)	$(370,406)
Changes in operating assets and liabilities:
Prepaid expenses	14,378	(66,151)
Accrued operating expenses and accounts payable	15,957	5,543
Franchise tax payable	-	180,000
Net cash used in operating activities	(514,302)	(251,014)

Cash flows from investing activities:
Principal deposited in Trust Account	-	(212,750,000)
Proceeds received from sale of investments	425,594,286	-
Purchase of investments in Trust Account	(425,500,000)	-
Interest on Trust Account	(87,978)	(7,574)
Net cash provided (used in) investing activities	6,308	(212,757,574)

Cash flows from financing activities:
Net Proceeds from Public Offering, after payment of upfront underwriting fee	-	208,500,000
Proceeds from private placement	-	6,000,000
Changes in due to affiliates	(594)	867
Payment of offering costs	-	(512,670)
Proceeds from note payable, stockholder	-	200,000
Principal payments on note payable, stockholder	-	(200,000)
Net cash provided (used in) financing activities	(594)	213,988,197

Net increase (decrease) in cash	(508,588)	979,609
Cash at beginning of the period	1,004,609	25,000
Cash at end of the period	$496,021	$1,004,609

Supplemental disclosure of noncash financing activities:
Deferred underwriter’s commission	$-	$7,451,250

See accompanying notes to financial statements.

TERRAPIN 3 ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

1.    DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Terrapin 3 Acquisition Corporation (the "Company," “us,” or “we”) is a blank check company incorporated in Delaware on December 27, 2013. The Company was formed for the purpose of acquiring, through a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, exchangeable share transaction or other similar business transaction, one or more operating businesses or assets that the Company has not yet identified (“Business Combination”). The Company has neither engaged in any operations nor generated any operating revenue to date. The Company’s management has broad discretion with respect to the Business Combination. However, there is no assurance that the Company will be able to successfully complete a Business Combination. The Company has selected December 31 as its fiscal year end.

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

Liquidation and Going Concern

If the Company does not complete a Business Combination within 24 months from the closing date of the Public Offering, the Company will (i) cease all operations except for the purposes of winding up; (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the public shares of common stock for a per share pro rata portion of the Trust Account, including interest, but less taxes payable and funds released for working capital (less up to $50,000 of such net interest to pay dissolution expenses) and (iii) as promptly as possible following such redemption, dissolve and liquidate the balance of the Company’s net assets to its remaining stockholders, as part of its plan of dissolution and liquidation. The Sponsors and other initial stockholders have entered into letter agreements with the Company, pursuant to which they have waived their rights to participate in any redemption with respect to their initial shares; however, if the Sponsors or any of the Company’s officers, directors or affiliates acquire shares of common stock in or after the Public Offering, they will be entitled to a pro rata share of the Trust Account upon the Company’s redemption or liquidation in the event the Company does not complete the Business Combination within the required time period. This mandatory liquidation and subsequent dissolution raises substantial doubt about the Company's ability to continue as a going concern.

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

TERRAPIN 3 ACQUISITION CORPORATION

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America ("GAAP") and pursuant to the rules and regulations of the SEC.

Net loss per common share

Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss per share by the weighted average number of shares of common stock outstanding, plus, to the extent dilutive, the incremental number of shares of common stock to settle warrants, as calculated using the treasury stock method. At December 31, 2015 and 2014, the Company had outstanding warrants to purchase 16,637,500 shares of common stock, respectively. For all periods presented, the weighted average of these shares was excluded from the calculation of diluted loss per share of common stock because their inclusion would have been anti-dilutive. As a result, dilutive loss per share of common stock is equal to basic loss per share of common stock.

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

TERRAPIN 3 ACQUISITION CORPORATION

Redeemable Common Stock

As discussed in Note 3, all of the 21,275,000 shares of Class A common stock sold as part of the units in the Public Offering contain a redemption feature which allows for the redemption of shares of Class A common stock under the Company’s liquidation, tender offer, or stockholder approval provisions. In accordance with ASC 480, redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Although the Company did not specify a maximum redemption threshold, its charter provides that in no event will it redeem its public shares in an amount that would cause its net tangible assets (stockholders’ equity) to be less than $5,000,001.The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of the security to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock shall be affected by charges against retained earnings. Accordingly, at December 31, 2015 and 2014, 20,064,603 and 20,119,067, respectively of the 21,275,000 public shares were classified outside of permanent equity at its redemption value.

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

FASB ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits as of December 31, 2015 and 2014. No amounts were accrued for the payment of interest and penalties at December 31, 2015 and 2014. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

TERRAPIN 3 ACQUISITION CORPORATION

Recently adopted or issued accounting standards

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

In August 2014, the FASB issued ASU 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” (“ASU 2014-15”). ASU 2014-15 requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern for a one year period subsequent to the date of the financial statements. An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity’s ability to continue as a going concern. The Company adopted this standard in these financial statements.

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

Rights  – The Founder Shares are identical to the public shares except that (i) Founder Shares are subject to certain transfer restrictions, as described above, and (ii) the initial stockholders have agreed to waive redemption rights in connection with the Business Combination with respect to the Founders Shares. However, the initial stockholders will be entitled to redemption rights with respect to any shares they hold by way of public market purchase if the Company fails to consummate the Business Combination within 24 months from the closing of the Public Offering.

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

Expense Advance Agreement

On July 16, 2014, the Sponsors entered into an agreement to advance to the Company, as may be requested by the Company, up to $500,000 each, for an aggregate of $1,000,000, in working capital loans in the form of promissory notes to be provided to fund expenses relating to investigating and selecting a target business and other working capital requirements prior to the Business Combination. Such note(s) shall bear no interest and shall be convertible into Public Warrants at a price of $0.50 at the option of the note holder. At December 31, 2015 and 2014, no balance was due under this agreement.

Administrative Service Agreement

Commencing on July 17, 2014, the Company has agreed to pay $10,000 a month for office space, administrative services and secretarial support to Terrapin Partners LLC, an affiliate of the Terrapin sponsor. Upon the completion of the Business Combination or the liquidation of the Company, the Company will cease paying these monthly fees. As of December 31, 2015 and 2014, the Company had a balance of $273 and $867, respectively, payable to related parties under this administrative services agreement.

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

As of December 31, 2015, investment securities in the Company’s Trust Account consists of $212,750,000 invested in an Institutional Money Market Fund and another $1,267 is held as cash and cash equivalents. As of December 31, 2014, investment securities in the Company’s Trust Account consisted of $212,753,499 in United States Treasury Bills and another $4,075 held as cash and cash equivalents. The Company classifies its Treasury Instruments and equivalent securities as held-to-maturity in accordance with FASB ASC 320 “Investments – Debt and Equity Securities”. Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying December 31, 2014 balance sheet and adjusted for the amortization or accretion of premiums or discounts. The carrying value, excluding accrued interest income, gross unrealized holding loss and fair value of held to maturity securities at December 31, 2014 are as follows:

TERRAPIN 3 ACQUISITION CORPORATION

	Carrying Value	Gross Unrealized Holding Gain (Loss)	Fair Value
Held-to-maturity:
U.S. Treasury Securities due June 2015 At December 31, 2014	$212,753,499	$1,494	$212,754,993

As of December 31, 2015, United States Treasury Bills held in the Trust Account have fully matured.

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2015 and December 31, 2014, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability:

Description	December 31, 2015	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)

Assets:
Institutional Money Market Fund held in Trust Account	$212,750,000	$212,750,000	$-	$-

Description	December 31, 2014	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)

Assets:
U.S. Treasury Securities held in Trust Account	$212,754,993	$212,754,993	$-	$-

8. INCOME TAXES

Components of the Company’s deferred tax assets at December 31, 2015 are as follows:

Net operating loss carryforwards	$144,000
Amortizable start-up costs	222,017
366,017
Valuation allowance	(366,017)
$-

The Company established a valuation allowance of approximately $366,017 as of December 31, 2015, which fully offsets the deferred tax asset of approximately $366,017. The deferred tax asset results from applying an effective combined federal and state tax rate of 40% to start-up costs of approximately $555,043 and net operating losses of approximately $360,000. The Company’s net operating losses will expire beginning in 2034. Effective tax rates differ from statutory rates due to timing differences in the deductibility of expenses and the establishment of the valuation allowance.

Components of the Company’s deferred tax assets at December 31, 2014 are as follows:

Net operating loss carryforwards	$72,000
Amortizable start-up costs	76,162
148,162
Valuation allowance	(148,162)
$-

The Company established a valuation allowance of approximately $148,162 as of December 31, 2014, which fully offsets the deferred tax asset of approximately $148,162. The deferred tax asset results from applying an effective combined federal and state tax rate of 40% to start-up costs of approximately $190,000 and net operating losses of approximately $180,000.

9. STOCKHOLDERS’ EQUITY

On May 19, 2014, the Company implemented an approximate 1.0131-for-1 stock split, re-characterized its Founder Shares as shares of Class F common stock, and authorized the issuance of Class A common stock and undesignated common stock. All share issuances prior to the stock split have been retroactively adjusted to reflect the stock split.

Common Stock

Class A Common Stock  — The Company is authorized to issue 90,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each Class A common share. At December 31, 2015 and 2014, there were 21,275,000 shares of Class A common stock issued and outstanding, which includes 20,064,603 and 20,119,067 shares subject to possible redemption, respectively.

Class F Common Stock  — The Company is authorized to issue 10,000,000 shares of Class F common stock with a par value of $0.0001 per share. Holders of the Company’s Class F common stock are entitled to one vote for each Class F common share. Shares of Class F common stock are convertible into shares of Class A common stock at a ratio of one-for-one. In the case that additional shares of Class A common stock, or equity-linked securities, are deemed issued in excess of the amounts offered in the Public Offering and related to the closing of the Business Combination, shares of Class F common stock are subject to future modification to provide for an adjustment to the ratio by which they shall convert into shares of Class A common stock. Such adjustment will result in additional shares of Class A common stock issuable upon the conversion of Class F common stock. The number of shares of Class A common stock issuable upon conversion of all shares of Class F common stock will equal, in the aggregate, 20% of the total number of all shares of Class A common stock sold in the Public Offering plus all common shares or equity-linked securities deemed to be issued in connection with the Business Combination, excluding any shares or equity-linked securities issued, or issuable, to any seller in the Business Combination or pursuant to warrants issued to the Sponsors plus Class F common stock and the Class A common stock (but not the warrants) issued pursuant to the forward purchase contract with the Macquarie sponsor. At December 31, 2015 and 2014, there were 5,318,750 shares of Class F common stock issued and outstanding.

Common Stock  — The Company is authorized to issue 10,000,000 shares of undesignated common stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. At December 31, 2015 and 2014, there were no shares of undesignated common stock issued and outstanding.

Preferred Stock

Preferred Stock —  The Company is authorized to issue 10,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. At December 31, 2015 and 2014, there were no shares of preferred stock issued and outstanding.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 1, 2016	Terrapin 3 Acquisition Corporation

	By:	/s/ Sanjay Arora

Name: Sanjay Arora
Title: Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Nathan Leight	Chairman of the Board of Directors	March 1, 2016
Nathan Leight

/s/ Sanjay Arora	Chief Executive Officer and Director	March 1, 2016
Sanjay Arora	(Principal Executive Officer)

/s/ Guy Barudin	Chief Operating Officer and Chief Financial Officer	March 1, 2016
Guy Barudin	(Principal Financial and Accounting Officer)

/s/ Jonathan Kagan	Director	March 1, 2016
Jonathan Kagan

/s/ George Brokaw	Director	March 1, 2016
George Brokaw

/s/ Victor Mendelson	Director	March 1, 2016
Victor Mendelson

/s/ Rob Redmond	Director	March 1, 2016
Rob Redmond