Form 10-Q
period 2016-03-31
Terrapin 3 Acquisition Corp
filed 2016-05-04
CIK 1608298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

As of April 25, 2016, there were 21,275,000 shares of the Company’s Class A common stock and 5,318,750 shares of the Company’s Class F common stock issued and outstanding.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TERRAPIN 3 ACQUISITION CORPORATION

CONDENSED BALANCE SHEETS

	March 31, 2016	December 31, 2015
	(unaudited)
ASSETS
Current assets:
Cash	$463,030	$496,021
Prepaid expenses	25,886	51,773
Total current assets	488,916	547,794

Trust Account	212,781,852	212,751,267

Total assets	$213,270,768	$213,299,061

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accrued operating expenses and accounts payable	$32,500	$21,500
Franchise tax payable	225,000	180,000
Due to affiliates	8,571	273
Total current liabilities	266,071	201,773

Deferred underwriting compensation	7,451,250	7,451,250

Total liabilities	7,717,321	7,653,023

Class A common stock subject to possible redemption; 20,055,344 and 20,064,603 shares (at redemption value of $10.00 per share) at March 31, 2016 and December 31, 2015, respectively	200,553,443	200,646,033

Stockholders’ equity
Preferred stock, $.0001 par value, 10,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $.0001 par value, 10,000,000 shares authorized; none issued and outstanding	-	-
Class F Common stock, $.0001 par value, 10,000,000 shares authorized; 5,318,750 shares issued and outstanding	532	532
Class A Common stock, $.0001 par value, 90,000,000 shares authorized;1,219,656 and 1,210,397 shares issued and outstanding (excluding 20,055,344 and 20,064,603 shares subject to possible redemption) at March 31, 2016 and December 31, 2015, respectively	122	121
Additional paid-in capital	6,006,983	5,914,395
Accumulated deficit	(1,007,633)	(915,043)
Total stockholders’ equity	5,000,004	5,000,005
Total liabilities and stockholders’ equity	$213,270,768	$213,299,061

See accompanying notes to condensed financial statements.

TERRAPIN 3 ACQUISITION CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015

Revenue	$-	$-
Formation, general and administrative costs	105,453	115,999
State Franchise taxes	45,000	45,000
Loss from operations	(150,453)	(160,999)
Interest income	57,863	46,708
Net loss attributable to common shares	$(92,590)	$(114,291)

Weighted average number of common shares outstanding - basic and diluted (excluding shares subject to possible redemption)	6,529,249	6,474,810
Net loss per common share - basic and diluted (excluding shares subject to possible redemption)	$(0.01)	$(0.02)

See accompanying notes to condensed financial statements.

TERRAPIN 3 ACQUISITION CORPORATION

CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY

 For the Period from December 31, 2015 to March 31, 2016

(unaudited)

	Common Stock Class A		Common Stock Class F		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Par Value ($0.0001)	Shares	Par Value ($0.0001)
Balances at December 31, 2015	1,210,397	$121	5,318,750	$532	$5,914,395	$(915,043)	$5,000,005

Changes in shares subject to possible redemption	9,259	1		-	92,588	-	92,589

Net loss attributable to common shares for the period ended March 31, 2016	-	-	-	-	-	(92,590)	(92,590)

Balances at March 31, 2016	1,219,656	$122	5,318,750	$532	$6,006,983	$(1,007,633)	$5,000,004

See accompanying notes to condensed financial statements.

TERRAPIN 3 ACQUISITION CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015
Cash flows from operating activities:
Net loss attributable to common shares	$(92,590)	$(114,291)
Changes in operating assets and liabilities:
Prepaid expenses	25,887	3,425
Accrued operating expenses and accounts payable	11,000	13,707
Franchise tax payable	45,000	45,000
Net cash used in operating activities	(10,703)	(52,159)

Cash flows from investing activities:
Proceeds received from sale of investments	27,267	-
Interest earned on Trust Account	(57,853)	(46,685)
Net cash used in investing activities	(30,586)	(46,685)

Cash flows from financing activities:
Change in due to affiliates	8,298	5,988
Net cash provided by financing activities	8,298	5,988

Net decrease in cash	(32,991)	(92,856)
Cash at beginning of the period	496,021	1,004,609
Cash at end of the period	$463,030	$911,753

See accompanying notes to condensed financial statements.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

1.	INTERIM FINANCIAL INFORMATION

The accompanying unaudited interim condensed financial statements of Terrapin 3 Acquisition Corporation (the “Company”) should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K filed with the United States Securities and Exchange Commission (the “SEC”) on March 1, 2016. The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, since they are interim statements, the accompanying financial statements do not include all the information and notes required by GAAP for complete financial statement presentation. In the opinion of management, the interim financial statements reflect all adjustments (consisting of normal, recurring adjustments) that are necessary for a fair presentation of the financial position, results of operations, and cash flows for the interim periods presented. Interim results are not necessarily indicative of results for a full year.

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

Financing

The registration statement for the Company’s initial public offering (the “Public Offering” as described in Note 4) was declared effective by the SEC on July 17, 2014. The Sponsors purchased, simultaneously with the closing of the Public Offering, $6,000,000 of warrants in a private placement (Note 5).

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

Net loss per common share

Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss per share by the weighted average number of shares of common stock outstanding, plus, to the extent dilutive, the incremental number of shares of common stock to settle warrants, as calculated using the treasury stock method. At March 31, 2016 and December 31, 2015, the Company had outstanding warrants to purchase 16,637,500 shares of common stock. The weighted average of these shares was excluded from the calculation of diluted loss per share of common stock because their inclusion would have been anti-dilutive. Therefore, dilutive loss per share of common stock was equal to basic loss per share of common stock.

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

Redeemable Common Stock

As discussed in Note 4, all of the 21,275,000 shares of Class A common stock sold as part of the units in the Public Offering contain a redemption feature which allows for the redemption of shares of Class A common stock under the Company’s liquidation, tender offer, or stockholder approval provisions. In accordance with ASC 480, redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Although the Company did not specify a maximum redemption threshold, its charter provides that in no event will it redeem its public shares in an amount that would cause its net tangible assets (stockholders’ equity) to be less than $5,000,001. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of the security to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock shall be affected by changes in retained earnings, or in the absence of retained earnings, by charges against paid-in capital in accordance with FASB ASC 480-10-S99. Accordingly, at March 31, 2016 and December 31, 2015, 20,055,344 and 20,064,603 shares, respectively were classified outside of permanent equity at their redemption value.

Income taxes

The Company complies with the accounting and reporting requirements of FASB ASC Topic 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. At March 31, 2016 and December 31, 2015, the Company has a net deferred tax asset, before valuation allowance, of approximately $403,000 and $366,000, respectively, related to net operating loss carry forwards, organization costs, and start-up costs. Management has determined that a full valuation allowance of the deferred tax asset is appropriate at this time.

FASB ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits as of March 31, 2016. No amounts were accrued for the payment of interest and penalties at March 31, 2016. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

Expense Advance Agreement

On July 16, 2014, the Sponsors entered into an agreement to advance to the Company, as may be requested by the Company, up to $500,000 each, for an aggregate of $1,000,000, in working capital loans in the form of promissory notes to be provided to fund expenses relating to investigating and selecting a target business and other working capital requirements prior to the Business Combination. Such note(s) shall bear no interest and shall be convertible into Public Warrants at a price of $0.50 at the option of the note holder. At March 31, 2016 and December 31, 2015, no balance was due under this agreement.

Administrative Service Agreement

Commencing on July 17, 2014, the Company has agreed to pay $10,000 a month for office space, administrative services and secretarial support to Terrapin Partners LLC, an affiliate of the Terrapin sponsor. Upon the completion of the Business Combination or the liquidation of the Company, the Company will cease paying these monthly fees. As of March 31, 2016 and December 31, 2015, the Company had a balance of approximately $8,571 and $273, respectively, payable to related parties.

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

As of March 31, 2016, the Company’s Trust Account consists of $212,781,852 invested in an Institutional Money Market Fund. As of December 31, 2015, investment securities in the Company’s Trust Account consisted of $212,750,000 invested in an Institutional Money Market Fund and another $1,267 held as cash and cash equivalents.

8.	FAIR VALUE MEASUREMENT

The Company complies with ASC 820, “Fair Value Measurement,” for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2016 and December 31, 2015, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability:

	March 31, 2016 (unaudited)	Quoted Prices in Active Markets (Level 1) (unaudited)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Institutional Money Market Fund held in Trust	$212,781,852	$212,781,852	$-	$-

	December 31, 2015	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Institutional Money Market Fund held in Trust	$212,750,000	$212,750,000	$-	$-

9.	STOCKHOLDERS’ EQUITY

On May 19, 2014, the Company implemented an approximate 1.0131-for-1 stock split, re-characterized its Founder Shares as shares of Class F common stock, and authorized the issuance of Class A common stock and undesignated common stock. All share issuances prior to the stock split have been retroactively adjusted to reflect the stock split.

Common Stock

Class A Common Stock  — The Company is authorized to issue 90,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each Class A common share. At March 31, 2016 and December 31, 2015, there were 21,275,000 shares of Class A common stock issued and outstanding, which includes 20,055,344 and 20,064,603 shares subject to possible redemption, respectively.

Class F Common Stock  — The Company is authorized to issue 10,000,000 shares of Class F common stock with a par value of $0.0001 per share. Holders of the Company’s Class F common stock are entitled to one vote for each Class F common share. Shares of Class F common stock are convertible into shares of Class A common stock at a ratio of one-for-one. In the case that additional shares of Class A common stock, or equity-linked securities, are deemed issued in excess of the amounts offered in the Public Offering and related to the closing of the Business Combination, shares of Class F common stock are subject to future modification to provide for an adjustment to the ratio by which they shall convert into shares of Class A common stock. Such adjustment will result in additional shares of Class A common stock issuable upon the conversion of Class F common stock. The number of shares of Class A common stock issuable upon conversion of all shares of Class F common stock will equal, in the aggregate, 20% of the total number of all shares of Class A common stock sold in the Public Offering plus all common shares or equity-linked securities deemed to be issued in connection with the Business Combination, excluding any shares or equity-linked securities issued, or issuable, to any seller in the Business Combination or pursuant to warrants issued to the Sponsors plus Class F common stock and the Class A common stock (but not the warrants) issued pursuant to the forward purchase contract with the Macquarie sponsor. At March 31, 2016 and December 31, 2015, there were 5,318,750 shares of Class F common stock issued and outstanding.

Common Stock  — The Company is authorized to issue 10,000,000 shares of undesignated common stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. At March 31, 2016 and December 31, 2015, there were no shares of undesignated common stock issued and outstanding.

Preferred Stock

Preferred Stock — The Company is authorized to issue 10,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. At March 31, 2016 and December 31, 2015, there were no shares of preferred stock issued and outstanding.

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

Results of Operations

For the three months ended March 31, 2016 our net loss was $92,590 compared to $114,291 for the three months ended March 31, 2015. Our net loss in the current period resulted mainly from ongoing general and administrative costs and from the accrual of franchise taxes, the total of which exceeded our accrued interest income which was our sole income.

Liquidity and Capital Resources

As of March 31, 2016, we had cash of $463,030 outside the Trust Account. Until the consummation of the Public Offering on July 22, 2014, the Company’s only source of liquidity was an initial purchase of shares of our common stock by the sponsors and a series of advances made by the sponsors and additional monies loaned under certain unsecured promissory notes. We believe that we have sufficient funds available to complete our efforts to effect a Business Combination with an operating business within the required 24 months from our Public Offering.

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

As of March 31, 2016, $212,781,852 was held in the Trust Account (including $6,000,000 from the sale of the Sponsor Warrants) and we had cash outside of the Trust Account of $463,030 and $266,071 in accounts payable and accrued expenses, including accrued franchise tax payable and due to affiliates. Through March 31, 2016, the Company had withdrawn approximately $115,000 from interest earned on the trust proceeds. Other than the deferred underwriting discounts and commissions, no amounts are payable to the underwriters of the Public Offering in the event of a Business Combination.

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

Trust Account

A total of $212,750,000, including approximately $206,750,000 of the net proceeds from the Public Offering, and $6,000,000 from the sale of the Sponsor Warrants, was placed in the Trust Account with Continental Stock Transfer & Trust Company serving as trustee. The trust proceeds are invested in U.S. government treasury bills with a maturity of 180 days or less or money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. As of March 31, 2016, the balance in the Trust Account was $212,781,852.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

All activity through March 31, 2016 relates to our formation, the preparation for our Public Offering and searching for a target for the Business Combination. We did not have any financial instruments that were exposed to market risks at March 31, 2016.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2016. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Factors that could cause our actual results to differ materially from those in this report are any of the risks described in our annual report for the fiscal year ending December 31, 2015 filed with the SEC on March 1, 2016. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Report, there have been no material changes to the risk factors disclosed in our annual report for the fiscal year ended December 31, 2015 filed with the SEC on March 1, 2016, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

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

TERRAPIN 3 ACQUISITION CORPORATION

Date: May 4, 2016	/s/ Sanjay Arora
Name: Sanjay Arora
Title: Chief Executive Officer
(Principal Executive Officer)

Date: May 4, 2016	/s/ Guy Barudin
Name: Guy Barudin
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)