Form 10-Q
period 2016-06-30
Terrapin 3 Acquisition Corp
filed 2016-08-09
CIK 1608298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

As of August 9, 2016, there were 9,938,112 shares of the Company’s Class A common stock and 5,318,750 shares of the Company’s Class F common stock issued and outstanding.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TERRAPIN 3 ACQUISITION CORPORATION

CONDENSED BALANCE SHEETS

	June 30, 2016	December 31, 2015
	(unaudited)
ASSETS
Current assets:
Cash	$123,952	$496,021
Prepaid expenses	22,500	51,773
Total current assets	146,452	547,794

Trust Account	212,755,475	212,751,267

Total assets	$212,901,927	$213,299,061

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accrued operating expenses and accounts payable	$14,207	$21,500
Franchise tax payable	270,000	180,000
Due to affiliates	13,485	273
Total current liabilities	297,692	201,773

Deferred underwriting compensation	7,451,250	7,451,250

Total liabilities	7,748,942	7,653,023

Class A common stock subject to possible redemption; 20,015,298 and 20,064,603 shares (at redemption value of $10.00 per share) at June 30, 2016 and December 31, 2015, respectively	200,152,977	200,646,033

Stockholders’ equity
Preferred stock, $.0001 par value, 10,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $.0001 par value, 10,000,000 shares authorized; none issued and outstanding	-	-
Class F Common stock, $.0001 par value, 10,000,000 shares authorized; 5,318,750 shares issued and outstanding	532	532
Class A Common stock, $.0001 par value, 90,000,000 shares authorized; 1,259,702 and 1,210,397 shares issued and outstanding (excluding 20,015,298 and 20,064,603 shares subject to possible redemption) at June 30, 2016 and December 31, 2015, respectively	126	121
Additional paid-in capital	6,407,446	5,914,395
Accumulated deficit	(1,408,096)	(915,043)
Total stockholders’ equity	5,000,008	5,000,005
Total liabilities and stockholders’ equity	$212,901,927	$213,299,061

See accompanying notes to condensed financial statements.

TERRAPIN 3 ACQUISITION CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	Three months Ended June 30, 2016	Three months Ended June 30, 2015	Six months Ended June 30, 2016	Six months Ended June 30, 2015

Revenue	$-	$-	$-	$-
Formation, general and administrative costs	454,092	116,226	559,545	232,225
State franchise taxes	45,000	45,000	90,000	90,000
Loss from operations	(499,092)	(161,226)	(649,545)	(322,225)
Interest income	98,629	40,048	156,492	86,756
Net loss attributable to common shares	$(400,463)	$(121,178)	$(493,053)	$(235,469)

Weighted average number of common shares outstanding - basic and diluted (excluding shares subject to possible redemption)	6,538,846	6,485,245	6,534,047	6,480,559
Net loss per common share - basic and diluted (excluding shares subject to possible redemption)	$(0.06)	$(0.02)	$(0.08)	$(0.04)

See accompanying notes to condensed financial statements.

TERRAPIN 3 ACQUISITION CORPORATION

CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY

For the six months ended June 30, 2016

(unaudited)

	Common Stock Class A		Common Stock Class F		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Par Value ($0.0001)	Shares	Par Value ($0.0001)
Balances at December 31, 2015 (audited)	1,210,397	$121	5,318,750	$532	$5,914,395	$(915,043)	$5,000,005

Changes in shares subject to possible redemption	49,305	5		-	493,051	-	493,056

Net loss attributable to common shares for the period ended June 30, 2016	-	-	-	-	-	(493,053)	(493,053)

Balances at June 30, 2016	1,259,702	$126	5,318,750	$532	$6,407,466	$(1,408,096)	$5,000,008

See accompanying notes to condensed financial statements.

TERRAPIN 3 ACQUISITION CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	Six months Ended June 30, 2016	Six months Ended June 30, 2015
Cash flows from operating activities:
Net loss attributable to common shares	$(493,053)	$(235,469)
Changes in operating assets and liabilities:
Prepaid expenses	29,273	41,148
Accrued operating expenses and accounts payable	(7,293)	7,457
Franchise tax payable	90,000	(90,000)
Net cash used in operating activities	(381,073)	(276,864)

Cash flows from investing activities:
Proceeds received from sale of investments	53,644	212,844,286
Purchase of investments in Trust Account	-	(212,750,000)
Interest earned on Trust Account	(57,852)	(86,712)
Net cash provided by (used in) investing activities	(4,208)	7,574

Cash flows from financing activities:
Change in due to affiliates	13,212	109
Net cash provided by financing activities	13,212	109

Net decrease in cash	(372,069)	(269,181)
Cash at beginning of the period	496,021	1,004,609
Cash at end of the period	$123,952	$735,428

See accompanying notes to condensed financial statements.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

1.	INTERIM FINANCIAL INFORMATION

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

The initial stockholders of the Company, Apple Orange LLC, Noyac Path LLC, Periscope LLC, (together the “Terrapin sponsor”) and MIHI LLC (the “Macquarie sponsor”; together with the Terrapin sponsor, the “Sponsors”) along with Terrapin Partners Employee Partnership 3 LLC and Terrapin Partners Green Employee Partnership, LLC, have agreed, in the event the Company is required to seek stockholder approval of its Business Combination, to vote their Founder Shares, as defined below, and any public shares held, in favor of approving the Business Combination.

Financing

The registration statement for the Company’s initial public offering (the “Public Offering” as described in Note 4) was declared effective by the SEC on July 17, 2014. The Sponsors purchased, simultaneously with the closing of the Public Offering, $6,000,000 of warrants in a private placement (Note 5).

Upon the closing of the Public Offering and the private placement, $212,750,000 was placed in a trust account with Continental Stock Transfer & Trust Company acting as trustee (the “Trust Account”).

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

On July 19, 2016, the Company held a special meeting of stockholders. At the Meeting, the stockholders approved an amendment to the Company’s amended and restated certificate of incorporation to extend the date by which the Company has to complete a business combination from July 22, 2016 to December 19, 2016. See Note 10, "Subsequent Events."

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

Net loss per common share

Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss per share by the weighted average number of shares of common stock outstanding, plus, to the extent dilutive, the incremental number of shares of common stock to settle warrants, as calculated using the treasury stock method. At June 30, 2016 and December 31, 2015, the Company had outstanding warrants to purchase 16,637,500 shares of common stock. The weighted average of these shares was excluded from the calculation of diluted loss per share of common stock because their inclusion would have been anti-dilutive. Therefore, dilutive loss per share of common stock was equal to basic loss per share of common stock.

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

Redeemable Common Stock

As discussed in Note 4, all of the 21,275,000 shares of Class A common stock sold as part of the units in the Public Offering contain a redemption feature which allows for the redemption of shares of Class A common stock under the Company’s liquidation, tender offer, or stockholder approval provisions. In accordance with ASC 480, redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Although the Company did not specify a maximum redemption threshold, its charter provides that in no event will it redeem its public shares in an amount that would cause its net tangible assets (stockholders’ equity) to be less than $5,000,001. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of the security to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock shall be affected by changes in retained earnings, or in the absence of retained earnings, by charges against paid-in capital in accordance with FASB ASC 480-10-S99. Accordingly, at June 30, 2016 and December 31, 2015, 20,015,298 and 20,064,603 shares, respectively were classified outside of permanent equity at their redemption value.

Income taxes

The Company complies with the accounting and reporting requirements of FASB ASC Topic 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. At June 30, 2016 and December 31, 2015, the Company has a net deferred tax asset, before valuation allowance, of approximately $563,000 and $366,000, respectively, related to net operating loss carry forwards, organization costs, and start-up costs. Management has determined that a full valuation allowance of the deferred tax asset is appropriate at this time.

FASB ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits as of June 30, 2016. No amounts were accrued for the payment of interest and penalties at June 30, 2016. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

Founder Shares

On December 31, 2013, the Company issued an aggregate of 5,250,000 units, each unit consisting of 1 share of common stock and 1 warrant to purchase one half of one share of common stock, to the Terrapin sponsor and Terrapin Partners Employee Partnership 3 LLC (the “Founder Units”) for an aggregate purchase price of $25,000. On May 15, 2014, the Company cancelled the warrants issued as part of these Founder Units resulting in the net issuance of 5,250,000 shares (“Founder Shares”). On May 19, 2014, the Company implemented an approximate 1.0131-for-1 stock split, re-characterized its Founder Shares as Class F common shares, and authorized the issuance of Class A common stock and undesignated shares. Further, on May 19, 2014, Apple Orange LLC sold 1,211,563 Founder Shares to the Macquarie Sponsor and transferred 56,061 Founder Shares to Terrapin Partners Green Employee Partnership, LLC, an affiliate of Apple Orange LLC. The Founder Shares are identical to the Class A common stock included in the Public Units sold in the Public Offering except that the Founder Shares are subject to certain transfer restrictions and contingent adjustments, as described in more detail below (Note 9, Class F common stock ).

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

Contingent Forward Purchase

The Macquarie sponsor has committed to purchase, and the Company has committed to sell, 4,000,000 units on the same terms as the sale of units in the Public Offering (except for certain transfer restrictions) at $10.00 per unit, in a private placement for gross proceeds of approximately $40,000,000 to occur concurrently with the consummation of the Business Combination (the “Forward Purchase”). The funds will be used as part of consideration to the sellers in the Business Combination; any excess funds from this private placement will be used for working capital in the post-transaction company. This commitment is independent of the percentage of stockholders selecting to redeem their shares and provides the Company with a minimum funding level for the Business Combination. In exchange for this commitment, the Company has agreed to issue to the Macquarie Sponsor 1,000,000 Class F Founder Shares at the closing of the Business Combination and such private placement.

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

Registration Rights

The holders of the Founder Shares and Private Placement Warrants hold registration rights to require the Company to register the sale of any of the securities held by them pursuant to a registration rights agreement. The holders of Units (and underlying securities) and Founder Shares purchased in the Forward Purchase hold similar registration rights. The holders of these securities will be entitled to make up to three demands, excluding short form registration demands, that the Company register such securities for sale under the Securities Act. In addition, these holders will have “piggy-back” registration rights to include their securities in other registration statements filed by the Company. However, the registration rights agreement provides that the Company will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lock up period. The Company will bear the costs and expenses of filing any such registration statements.

Expense Advance Agreement

On July 16, 2014, the Sponsors entered into an agreement (the “Expense Advance Agreement”) to advance to the Company, as may be requested by the Company, up to $500,000 each, for an aggregate of $1,000,000, in working capital loans in the form of promissory notes to be provided to fund expenses relating to investigating and selecting a target business and other working capital requirements prior to the Business Combination. Such note(s) shall bear no interest and shall be convertible into Public Warrants at a price of $0.50 at the option of the note holder. At June 30, 2016 and December 31, 2015, no balance was due under this agreement.

Administrative Service Agreement

Commencing on July 17, 2014, the Company has agreed to pay $10,000 a month for office space, administrative services and secretarial support to Terrapin Partners LLC, an affiliate of the Terrapin sponsor. Upon the completion of the Business Combination or the liquidation of the Company, the Company will cease paying these monthly fees. As of June 30, 2016 and December 31, 2015, the Company had a balance of $13,485 and $273, respectively, payable to related parties.

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

As of June 30, 2016, the Company’s Trust Account consists of $212,755,475 invested in an Institutional Money Market Fund. As of December 31, 2015, investment securities in the Company’s Trust Account consisted of $212,750,000 invested in an Institutional Money Market Fund and another $1,267 held as cash and cash equivalents.

8.	FAIR VALUE MEASUREMENT

The Company complies with ASC 820, “Fair Value Measurement,” for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2016 and December 31, 2015, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability:

	June 30, 2016 (unaudited)	Quoted Prices in Active Markets (Level 1) (unaudited)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Institutional Money Market Fund held in Trust	$212,755,475	$212,755,475	$-	$-

	December 31, 2015	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Institutional Money Market Fund held in Trust	$212,750,000	$212,750,000	$-	$-

9.	STOCKHOLDERS’ EQUITY

On May 19, 2014, the Company implemented an approximate 1.0131-for-1 stock split, re-characterized its Founder Shares as shares of Class F common stock, and authorized the issuance of Class A common stock and undesignated common stock. All share issuances prior to the stock split have been retroactively adjusted to reflect the stock split.

Common Stock

Class A common stock — The Company is authorized to issue 90,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each Class A common share. At June 30, 2016 and December 31, 2015, there were 21,275,000 shares of Class A common stock issued and outstanding, which includes 20,015,298 and 20,064,603 shares subject to possible redemption, respectively.

Class F common stock — The Company is authorized to issue 10,000,000 shares of Class F common stock with a par value of $0.0001 per share. Holders of the Company’s Class F common stock are entitled to one vote for each Class F common share. Shares of Class F common stock are convertible into shares of Class A common stock at a ratio of one-for-one. In the case that additional shares of Class A common stock, or equity-linked securities, are deemed issued in excess of the amounts offered in the Public Offering and related to the closing of the Business Combination, shares of Class F common stock are subject to future modification to provide for an adjustment to the ratio by which they shall convert into shares of Class A common stock. Such adjustment will result in additional shares of Class A common stock issuable upon the conversion of Class F common stock. The number of shares of Class A common stock issuable upon conversion of all shares of Class F common stock will equal, in the aggregate, 20% of the total number of all shares of Class A common stock sold in the Public Offering plus all common shares or equity-linked securities deemed to be issued in connection with the Business Combination, excluding any shares or equity-linked securities issued, or issuable, to any seller in the Business Combination or pursuant to warrants issued to the Sponsors plus Class F common stock and the Class A common stock (but not the warrants) issued pursuant to the forward purchase contract with the Macquarie sponsor. At June 30, 2016 and December 31, 2015, there were 5,318,750 shares of Class F common stock issued and outstanding.

Common Stock  — The Company is authorized to issue 10,000,000 shares of undesignated common stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. At June 30, 2016 and December 31, 2015, there were no shares of undesignated common stock issued and outstanding.

Preferred Stock

Preferred Stock — The Company is authorized to issue 10,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. At June 30, 2016 and December 31, 2015, there were no shares of preferred stock issued and outstanding.

10.	SUBSEQUENT EVENTS

The Proposed Transaction

On July 13, 2016, the Company, Yatra Online, Inc. a Cayman Islands exempted company limited by shares (“Yatra”), T3 Parent Corp., T3 Merger Sub Corp., MIHI LLC and Shareholder Representative Services LLC, solely in its capacity as a representative of Yatra's shareholders, entered into a Business Combination Agreement (the “Business Combination Agreement”), providing for the combination of the Company and Yatra (the “Transaction”) pursuant to which the Company will become a partially-owned subsidiary of Yatra. Founded in 2006, Yatra is based in Gurgaon, India and is a leading online travel agent and consolidator of travel products. The consummation of the Transaction is subject to a number of conditions set forth in the Business Combination Agreement including, among others, receipt of the requisite approval of the stockholders of the Company and the execution of the various transaction agreements.

Promissory Notes

On July 19, 2016, the Company issued promissory notes to the Sponsors in the aggregate amount of $250,000 pursuant to the Expense Advance Agreement. The notes bear no interest and are convertible into warrants identical to the Public Warrants at a price of $0.50 per warrant at the option of the note holder.

The Extension

On July 19, 2016, the Company held a special meeting of stockholders (the “Meeting”). At the Meeting, the stockholders approved an amendment to the Company’s amended and restated certificate of incorporation to extend the date by which the Company has to complete a business combination from July 22, 2016 to December 19, 2016 (the “Extension”). In connection with the Meeting, stockholders of the Company holding shares of Class A common stock were permitted to exercise their right to redeem their shares for a pro rata portion of the Company’s Trust Account at a conversion price of $10.00 per share. On July 22, 2016, the Company announced that holders of approximately 11.3 million shares of the Company’s Class A common stock validly tendered their shares for a pro rata portion of the cash held in the Company’s Trust Account in connection with the Extension. As a result, a total of approximately $99.4 million remains in the Company’s Trust Account.

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

Results of Operations

For the six months ended June 30, 2016 our net loss was $493,053 compared to $235,469 for the six months ended June 30, 2015. Our net loss in the current period resulted mainly from ongoing general and administrative costs and from the accrual of franchise taxes, the total of which exceeded our accrued interest income which was our sole income.

Liquidity and Capital Resources

As of June 30, 2016, we had cash of $123,952 outside the Trust Account. Until the consummation of the Public Offering on July 22, 2014, the Company’s only source of liquidity was an initial purchase of shares of our common stock by the sponsors and a series of advances made by the sponsors and additional monies loaned under certain unsecured promissory notes. We believe that we have sufficient funds available to complete our efforts to effect a Business Combination. On July 19, 2016, the Company held a special meeting of stockholders. At that meeting, the stockholders approved an amendment to the Company’s amended and restated certificate of incorporation to extend the date by which the Company has to complete a business combination from July 22, 2016 to December 19, 2016. See Note 10, "Subsequent Events."

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

As of June 30, 2016, $212,755,475 was held in the Trust Account (including $6,000,000 from the sale of the Sponsor Warrants) and we had cash outside of the Trust Account of $123,952 and $297,692 in accounts payable and accrued expenses, including accrued franchise tax payable and due to affiliates. Through June 30, 2016, the Company had withdrawn approximately $240,000 from interest earned on the trust proceeds. Other than the deferred underwriting discounts and commissions, no amounts are payable to the underwriters of the Public Offering in the event of a Business Combination.

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

Trust Account

A total of $212,750,000, including approximately $206,750,000 of the net proceeds from the Public Offering, and $6,000,000 from the sale of the Sponsor Warrants, was placed in the Trust Account with Continental Stock Transfer & Trust Company serving as trustee. The trust proceeds are invested in U.S. government treasury bills with a maturity of 180 days or less or money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. As of June 30, 2016, the balance in the Trust Account was $212,755,475.

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

Proposed Business Combination with Yatra Online Inc.

On July 13, 2016, we entered into a business combination agreement (the “Business Combination Agreement”) with Yatra Online, Inc. a Cayman Islands exempted company limited by shares (“Yatra”), T3 Parent Corp., T3 Merger Sub Corp., MIHI LLC and Shareholder Representative Services LLC, solely in its capacity as a representative of Yatra's shareholders, providing for the combination of us and Yatra (the “Transaction”) pursuant to which we will become a partially-owned subsidiary of Yatra. Founded in 2006, Yatra is based in Gurgaon, India and is a leading online travel agent and consolidator of travel products. The consummation of the Transaction is subject to a number of conditions set forth in the Business Combination Agreement including, among others, receipt of the requisite approval of our stockholders and the execution of the various transaction agreements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

All activity through June 30, 2016 relates to our formation, the preparation for our Public Offering and searching for a target for the Business Combination. We did not have any financial instruments that were exposed to market risks at June 30, 2016.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2016. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

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

TERRAPIN 3 ACQUISITION CORPORATION

Date: August 9, 2016	/s/ Sanjay Arora
Name: Sanjay Arora
Title: Chief Executive Officer
(Principal Executive Officer)

Date: August 9, 2016	/s/ Guy Barudin
Name: Guy Barudin
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)