Form 10-Q
period 2016-09-30
Terrapin 3 Acquisition Corp
filed 2016-11-09
CIK 1608298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to ______.

Commission File Number: 001-36547

TERRAPIN 3 ACQUISITION CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	46-4388636
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

c/o Terrapin Partners, LLC
1700 Broadway, 18th Floor
New York, NY	10019
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:   (212) 710-4100

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

As of November 4, 2016, there were 9,938,112 shares of the Company’s Class A common stock and 5,318,750 shares of the Company’s Class F common stock issued and outstanding.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TERRAPIN 3 ACQUISITION CORPORATION

CONDENSED BALANCE SHEETS

	September 30, 2016	December 31, 2015
	(unaudited)
ASSETS
Current assets:
Cash	$139,616	$496,021
Prepaid expenses	22,270	51,773
Total current assets	161,886	547,794

Trust Account	99,398,744	212,751,267

Total assets	$99,560,630	$213,299,061

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accrued operating expenses and accounts payable	$2,289,250	$21,500
Franchise tax payable	315,000	180,000
Notes payable, related party	250,000	-
Due to affiliates	588	273
Total current liabilities	2,854,838	201,773

Deferred underwriting compensation	3,725,625	7,451,250

Total liabilities	6,580,463	7,653,023

Class A common stock subject to possible redemption; 8,798,016 and 20,064,603 shares (at redemption value of $10.00 per share) at September 30, 2016 and December 31, 2015, respectively	87,980,162	200,646,033

Stockholders’ equity
Preferred stock, $.0001 par value, 10,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $.0001 par value, 10,000,000 shares authorized; none issued and outstanding	-	-
Class F Common stock, $.0001 par value, 10,000,000 shares authorized; 5,318,750 shares issued and outstanding	532	532
Class A Common stock, $.0001 par value, 90,000,000 shares authorized;1,140,096 and 1,210,397 shares issued and outstanding excluding 8,798,016 and 20,064,603 shares subject to possible redemption) at September 30, 2016 and December 31, 2015, respectively	114	121
Additional paid-in capital	8,937,019	5,914,395
Accumulated deficit	(3,937,660)	(915,043)
Total stockholders’ equity	5,000,005	5,000,005
Total liabilities and stockholders’ equity	$99,560,630	$213,299,061

See accompanying notes to condensed financial statements.

TERRAPIN 3 ACQUISITION CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended September 30, 2016	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2015

Revenue	$-	$-	$-	$-
Formation, general and administrative costs	2,573,717	109,166	3,133,262	341,391
State Franchise taxes	45,000	45,000	135,000	135,000
Loss from operations	(2,618,717)	(154,166)	(3,268,262)	(476,391)
Interest income	89,153	15	245,645	86,771
Net loss attributable to common shares	$(2,529,564)	$(154,151)	$(3,022,617)	$(389,620)

Weighted average number of common shares outstanding - basic and diluted (excluding shares subject to possible redemption)	6,577,139	6,498,398	6,548,411	6,486,571
Net loss per common share - basic and diluted (excluding shares subject to possible redemption)	$(0.38)	$(0.02)	$(0.46)	$(0.06)

See accompanying notes to condensed financial statements.

TERRAPIN 3 ACQUISITION CORPORATION

CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY

 For the Period from December 31, 2015 to September 30, 2016

(unaudited)

	Common Stock Class A		Common Stock Class F		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Par Value ($0.0001)	Shares	Par Value ($0.0001)
Balances at December 31, 2015	1,210,397	$121	5,318,750	$532	$5,914,395	$(915,043)	$5,000,005

Underwriter deferred discount reduction (Note 4)	-	-	-	-	3,725,625	-	3,725,625

Changes in shares subject to possible redemption	(70,301)	(7)	-	-	(703,001)	-	(703,008)

Net loss attributable to common shares for the period ended September 30, 2016	-	-	-	-	-	(3,022,617)	(3,022,617)

Balances at September 30, 2016	1,140,096	$114	5,318,750	$532	$8,937,019	$(3,937,660)	$5,000,005

See accompanying notes to condensed financial statements.

TERRAPIN 3 ACQUISITION CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2015
Cash flows from operating activities:
Net loss attributable to common shares	$(3,022,617)	$(389,620)
Changes in operating assets and liabilities:
Prepaid expenses	29,503	(22,758)
Accrued operating expenses and accounts payable	2,267,750	19,707
Franchise tax payable	135,000	(45,000)
Net cash used in operating activities	(590,364)	(437,671)

Cash flows from investing activities:
Withdrawals from Trust Account	113,598,147
Proceeds received from sale of investments		212,844,286
Purchase of investments in Trust Account	-	(212,750,000)
Interest earned on Trust Account	(245,624)	(86,712)
Net cash provided by investing activities	113,352,523	7,574

Cash flows from financing activities:
Change in due to affiliates	316	4,498
Payment for shares redeemed	(113,368,880)	-
Proceeds from note payable, related party	250,000	-
Net cash (used in) provided by financing activities	(113,118,564)	4,498

Net decrease in cash	(356,405)	(425,599)
Cash at beginning of the period	469,021	1,004,609
Cash at end of the period	$139,616	$579,010

See accompanying notes to condensed financial statements.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

1.	INTERIM FINANCIAL INFORMATION

The accompanying unaudited interim condensed financial statements of Terrapin 3 Acquisition Corporation (the “Company”) should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K filed with the United States Securities and Exchange Commission (the “SEC”) on March 25, 2015. The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, since they are interim statements, the accompanying financial statements do not include all the information and notes required by GAAP for complete financial statement presentation. In the opinion of management, the interim financial statements reflect all adjustments (consisting of normal, recurring adjustments) that are necessary for a fair presentation of the financial position, results of operations, and cash flows for the interim periods presented. Interim results are not necessarily indicative of results for a full year.

2.	DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

The Company is a blank check company incorporated in Delaware on December 27, 2013. The Company was formed for the purpose of acquiring, through a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, exchangeable share transaction or other similar business transaction, one or more operating businesses or assets that the Company has not yet identified (“Business Combination”). The Company has neither engaged in any operations nor generated any operating revenue to date. The Company’s management has broad discretion with respect to the Business Combination. However, there is no assurance that the Company will be able to successfully complete a Business Combination. All activity through September 30, 2016 related to the Company’s formation, its Initial Public Offering, which is described below, and identifying and evaluating a target company for a Business Combination and activities in connection with the pending acquisition of Yatra Online, Inc. a Cayman Islands exempted company limited by shares ("Yatra"), described in Note 10. The Company has selected December 31 as its fiscal year end.

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

The Company’s amended and restated certificate of incorporation provides that, other than the withdrawal of interest to pay taxes or for working capital, if any, none of the funds held in trust will be released until the earlier of: (i) the completion of the Business Combination; or (ii) the redemption of 100% of the shares of common stock included in the units sold in the Public Offering if the Company is unable to complete the Business Combination by December 19, 2016.

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

Liquidation and Going Concern

As a result of the Extension (as defined in Note 10 – Recent Developments), the Company has until December 19, 2016 to complete its Business Combination. If the Company does not complete a Business Combination by December 19, 2016, the Company will (i) cease all operations except for the purposes of winding up; (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the public shares of common stock for a per share pro rata portion of the Trust Account, including interest, but less taxes payable and funds released for working capital (less up to $50,000 of such net interest to pay dissolution expenses) and (iii) as promptly as possible following such redemption, dissolve and liquidate the balance of the Company’s net assets to its remaining stockholders, as part of its plan of dissolution and liquidation. The Sponsors and other initial stockholders have entered into letter agreements with the Company, pursuant to which they have waived their rights to participate in any redemption with respect to their initial shares; however, if the Sponsors or any of the Company’s officers, directors or affiliates acquire shares of common stock in or after the Public Offering, they will be entitled to a pro rata share of the Trust Account upon the Company’s redemption or liquidation in the event the Company does not complete the Business Combination within the required time period. If a Business Combination is not consummated on or before December 19, 2016, this mandatory liquidation and subsequent dissolution raises substantial doubt about the Company's ability to continue as a going concern.

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

Net loss per common share

Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss per share by the weighted average number of shares of common stock outstanding, plus, to the extent dilutive, the incremental number of shares of common stock to settle warrants, as calculated using the treasury stock method. At September 30, 2016 and December 31, 2015, the Company had outstanding warrants to purchase 16,637,500 shares of common stock. The weighted average of these shares was excluded from the calculation of diluted loss per share of common stock because their inclusion would have been anti-dilutive. Therefore, dilutive loss per share of common stock was equal to basic loss per share of common stock.

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

Redeemable Common Stock

As discussed in Note 4, all of the 21,275,000 shares of the Company’s Class A common stock, par value $0.0001 per share (the “Class A common stock”) sold as part of the units in the Public Offering contained a redemption feature which allows for the redemption of shares of Class A common stock under the Company’s liquidation, tender offer, or stockholder approval provisions. In accordance with ASC 480, redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Although the Company did not specify a maximum redemption threshold, its charter provides that in no event will it redeem its public shares in an amount that would cause its net tangible assets (stockholders’ equity) to be less than $5,000,001. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of the security to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock shall be affected by changes in retained earnings, or in the absence of retained earnings, by charges against paid-in capital in accordance with FASB ASC 480-10-S99.

Income taxes

The Company complies with the accounting and reporting requirements of FASB ASC Topic 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. At September 30, 2016 and December 31, 2015, the Company has a net deferred tax asset, before valuation allowance, of approximately $1,334,000 and $366,000, respectively, related to net operating loss carry forwards, organization costs, and start-up costs. Management has determined that a full valuation allowance of the deferred tax asset is appropriate at this time.

FASB ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits as of September 30, 2016. No amounts were accrued for the payment of interest and penalties at September 30, 2016. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

The Company paid an upfront underwriting discount of $4,250,000 (approximately 2.0%) of the per unit offering price to the underwriters at the closing of the Public Offering, with an additional fee (the “Deferred Discount”) of $7,451,250 (approximately 3.5%) of the gross offering proceeds payable upon the Company’s completion of the Business Combination. Effective July 13, 2016, the underwriters agreed that in the event that the Deferred Discount becomes payable from the Trust Account upon the Company’s consummation of the transactions contemplated by the Business Combination Agreement, such aggregate Deferred Discount shall be reduced by 50%, from $0.35 per Unit ($7,451,250 in the aggregate) to $0.175 per Unit ($3,725,625 in the aggregate). The Deferred Discount will become payable to the underwriters from the amounts held in the Trust Account solely in the event the Company completes its Business Combination. The underwriters are not entitled to any interest accrued on the Deferred Discount.

5.	RELATED PARTY TRANSACTIONS

Founder Shares

On December 31, 2013, the Company issued an aggregate of 5,250,000 units, each unit consisting of one share of common stock and one warrant to purchase one half of one share of common stock, to the Terrapin Sponsor and Terrapin Partners Employee Partnership 3 LLC (the “Founder Units”) for an aggregate purchase price of $25,000. On May 15, 2014, the Company cancelled the warrants issued as part of these Founder Units resulting in the net issuance of 5,250,000 shares (“Founder Shares”). On May 19, 2014, the Company implemented an approximate 1.0131 -for- 1 stock split, re-characterized its Founder Shares as Class F common shares, and authorized the issuance of Class A common stock and undesignated shares. Further, on May 19, 2014, Apple Orange LLC sold 1,211,563 Founder Shares to the Macquarie Sponsor and transferred 56,061 Founder Shares to Terrapin Partners Green Employee Partnership, LLC, an affiliate of Apple Orange LLC. The Founder Shares are identical to the Class A common stock included in the Public Units sold in the Public Offering except that the Founder Shares are subject to certain transfer restrictions and contingent adjustments, as described in more detail below (Note 9 Class F Common Stock).

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

On July 19, 2016, the Company issued promissory notes to the Sponsors in the aggregate amount of $250,000 pursuant to the Expense Advance Agreement. The notes bear no interest and are convertible into warrants identical to the Public Warrants at a price of $0.50 per warrant at the option of the note holder. As of September 30, 2016, the promissory notes had not been converted and remained outstanding.

Administrative Service Agreement

Commencing on July 17, 2014, the Company has agreed to pay $10,000 a month for office space, administrative services and secretarial support to Terrapin Partners LLC, an affiliate of the Terrapin Sponsor. Upon the completion of the Business Combination or the liquidation of the Company, the Company will cease paying these monthly fees. As of September 30, 2016 and December 31, 2015, the Company had a balance of approximately $588 and $273, respectively, payable to related parties.

6.	COMMITMENTS

The Company paid an upfront underwriting discount of $4,250,000 (approximately 2.0%) of the per unit offering price to the underwriters at the closing of the Public Offering, with an additional fee (the “Deferred Discount”) of $7,451,250 (approximately 3.5%) of the gross offering proceeds payable upon the Company’s completion of the Business Combination.

Effective July 13, 2016, the underwriters agreed that in the event that the Deferred Discount becomes payable from the Trust Account upon the Company’s consummation of the transactions contemplated by the Business Combination Agreement, such aggregate Deferred Discount shall be reduced by 50%, from $0.35 per Unit ($7,451,250 in the aggregate) to $0.175 per Unit ($3,725,625 in the aggregate). The Deferred Discount will become payable to the underwriters from the amounts held in the Trust Account solely in the event the Company completes its Business Combination. The underwriters are not entitled to any interest accrued on the Deferred Discount.

7.	TRUST ACCOUNT

As of December 31, 2015, a total of $212,750,000, consisted of $206,750,000 of the net proceeds from the Public Offering and $6,000,000 from the sale of the Private Placement Warrants, was placed in the Trust Account.

As of September 30, 2016, a total of $99,381,200, included $93,381,200 of the net proceeds from the Public Offering and $6,000,000 from the sale of the Private Placement Warrants, was held in the Trust Account.

As of September 30, 2016, the Company’s Trust Account consists of $99,398,744 invested in an Institutional Money Market Fund. As of December 31, 2015, investment securities in the Company’s Trust Account consisted of 212,750,000 invested in an Institutional Money Market Fund and another $1,267 held as cash and cash equivalents.

8.	FAIR VALUE MEASUREMENT

The Company complies with ASC 820, “Fair Value Measurement,” for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2016 and December 31, 2015, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability:

	September 30, 2016 (unaudited)	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Institutional Money Market Fund held in Trust Account	$99,398,744	$99,398,744	$-	$-

	December 31, 2015	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Institutional Money Market Fund held in Trust Account	$212,750,000	$212,750,000	$-	$-
12

9.	STOCKHOLDERS’ EQUITY

On May 19, 2014, the Company implemented an approximate 1.0131-for-1 stock split, re-characterized its Founder Shares as shares of Class F common stock, and authorized the issuance of Class A common stock and undesignated common stock. All share issuances prior to the stock split have been retroactively adjusted to reflect the stock split.

Common Stock

Class A Common Stock  — The Company is authorized to issue 90,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each Class A common share. At September 30, 2016 and December 31, 2015, there were 21,275,000 and 9,938,112 shares of Class A common stock issued and outstanding, respectively. At September 30, 2016 and December 31, 2015, 8,798,016 and 20,064,603 shares were subject to possible redemption, respectively.

Class F Common Stock  — The Company is authorized to issue 10,000,000 shares of Class F common stock with a par value of $0.0001 per share (the “Class F common stock”). Holders of the Company’s Class F common stock are entitled to one vote for each Class F common share. Shares of Class F common stock are convertible into shares of Class A common stock at a ratio of one-for-one. In the case that additional shares of Class A common stock, or equity-linked securities, are deemed issued in excess of the amounts offered in the Public Offering and related to the closing of the Business Combination, shares of Class F common stock are subject to future modification to provide for an adjustment to the ratio by which they shall convert into shares of Class A common stock. Such adjustment will result in additional shares of Class A common stock issuable upon the conversion of Class F common stock. The number of shares of Class A common stock issuable upon conversion of all shares of Class F common stock will equal, in the aggregate, 20% of the total number of all shares of Class A common stock sold in the Public Offering plus all common shares or equity-linked securities deemed to be issued in connection with the Business Combination, excluding any shares or equity-linked securities issued, or issuable, to any seller in the Business Combination or pursuant to warrants issued to the Sponsors plus Class F common stock and the Class A common stock (but not the warrants) issued pursuant to the forward purchase contract with the Macquarie sponsor. At September 30, 2016 and December 31, 2015, there were 5,318,750 shares of Class F common stock issued and outstanding.

Common Stock  — The Company is authorized to issue 10,000,000 shares of undesignated common stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. At September 30, 2016 and December 31, 2015, there were no shares of undesignated common stock issued and outstanding.

Preferred Stock

Preferred Stock — The Company is authorized to issue 10,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. At September 30, 2016 and December 31, 2015, there were no shares of preferred stock issued and outstanding.

10.	RECENT DEVELOPMENTS

The Proposed Transaction

On July 13, 2016, the Company, Yatra, T3 Parent Corp. (“Terrapin Parent”), T3 Merger Sub Corp. (“Terrapin Merger Sub”), the Macquarie Sponsor and Shareholder Representative Services LLC, solely in its capacity as a representative of Yatra's shareholders, entered into a business combination agreement (the “Initial Business Combination Agreement”), providing for the combination of the Company and Yatra (the “Transaction”) pursuant to which the Company will become a partially-owned subsidiary of Yatra. Subsequently, on September 28, 2016, the parties to the Initial Business Combination Agreement entered into an Amended and Restated Business Combination Agreement (the “Business Combination Agreement”). Founded in 2006, Yatra is based in Gurgaon, India and is a leading online travel agent and consolidator of travel products. The consummation of the Transaction is subject to a number of conditions set forth in the Business Combination Agreement including, among others, receipt of the requisite approval of the stockholders of the Company and the execution of the various transaction agreements.

The Business Combination Agreement provides for two Mergers (the “Mergers”): (i) first, Terrapin Merger Sub will merge with and into the Company (the “First Merger”), with the Company surviving the First Merger as a partially owned subsidiary of Terrapin Parent; and (ii) second, immediately following the consummation of the First Merger, in which Terrapin Parent will merge with and into Yatra (the “Second Merger”), with Yatra surviving the Second Merger. As a result of the Mergers, the Company will become a partially owned subsidiary of Yatra.

Pursuant to the Mergers, each share of Class A common stock issued and outstanding immediately prior to the effective time of the Mergers (other than redeemed shares), will be automatically converted into one ordinary share, par value $0.0001 per share, of Yatra (each an “Ordinary Share”). In connection with, and as a condition to the consummation of, the Transaction, the Business Combination Agreement provides that the Company and the holders of Class F common stock will enter into a Forfeiture Agreement, pursuant to which such holders will forfeit one-half of the shares of Terrapin Class F common stock held by them, effective as of immediately prior to the consummation of the Transaction (except that, because the Macquarie Sponsor will forego its right to acquire 1,000,000 shares of Terrapin Class F common stock pursuant to the amendment to the Forward Purchase Contract, dated July 16, 2014, between the Company and the Macquarie Sponsor, it will forfeit 105,781 of its 1,211,563 shares of Terrapin Class F Common Stock, resulting in an aggregate forfeiture of one-half of the shares of Class F common stock which they otherwise would have been entitled to receive). Following such forfeiture, 3,159,375 shares of Class F common stock will remain outstanding. Each share of Class F common stock issued and outstanding immediately prior to the effective time of the Mergers will remain outstanding as a share of Class F common stock, and, pursuant to the Mergers, each holder of Terrapin Class F common stock will also receive one Class F Share, par value $0.0001, of Yatra (each, a “Class F Share”) for each share of Class F common stock held by such holder. The Class F Shares will be voting shares only and have no economic rights. Following the consummation of the Transaction, the holders of Class F common stock will be entitled to exchange their shares of Class F common stock for Ordinary Shares (on a share for share basis) and, upon such exchange, an equal number of Class F Shares held by the exchanging shareholder will be converted by Yatra into 0.0001 of an Ordinary Share for each Class F Share converted.

Each of Yatra’s Ordinary Share certificates issued and outstanding immediately prior to the effective time of the Second Merger will be automatically deemed to be substituted by one Ordinary Share certificate registered pursuant to an effective registration statement on Form F-4 of Yatra fled with the SEC. Each Ordinary Share issued and outstanding immediately prior to the effective time of the Mergers will ultimately receive a fraction of a Yatra Ordinary Share, which such fraction is calculated on the basis of a pre-closing enterprise value of Yatra equal to $218 million as increased by the aggregate exercise price of all outstanding Yatra options and warrants and as increased by the amount of Yatra’s cash and decreased by the amount of Yatra’s indebtedness, in each case, as set forth on Yatra’s balance sheet dated June 30, 2016.

Promissory Notes

On July 19, 2016, the Company issued promissory notes to the Sponsors in the aggregate amount of $250,000 pursuant to the Expense Advance Agreement, dated July 16, 2014, by and between the Sponsors and the Company. The notes bear no interest and are convertible into warrants identical to the Public Warrants at a price of $0.50 per warrant at the option of the note holder (Note 5).

The Extension

On July 19, 2016, at a special meeting of the Company’s stockholders, the stockholders approved the following items: (i) an amendment to the Company’s amended and restated certificate of incorporation to extend the date by which the Company has to consummate a business combination (the “Extension”) for an additional 150 days, from July 22, 2016 to December 19, 2016 (the “Extended Date”), provided that the Company has executed a definitive agreement for a business combination on or before July 22, 2016; and (ii) an amendment to the Company’s investment management trust agreement, dated July 16, 2014, by and between the Company and Continental Stock Transfer & Trust Company to extend the date on which to commence liquidating the trust account established in connection with the Public Offering in the event the Company has not consummated a business combination by the Extended Date.

In connection with the special meeting held on July 19, 2016, stockholders holding shares of Class A common stock were permitted to exercise their right to redeem their shares for a pro rata portion of the trust account at a redemption price of $10.00 per share. Stockholders holding 11,336,888 shares of Class A common stock elected to have their shares redeemed. As a result of such redemptions, as of September 23, 2016, a total of approximately $99.38 million remains in the Company’s trust account and a total of 9,938,112 shares of Class A common stock remain outstanding.

Nasdaq Notice

On August 23, 2016, the Company received a written notice (the “Notice”) from the Listing Qualifications Department of The Nasdaq Stock Market (“Nasdaq”) indicating that the Company is not in compliance with Listing Rule 5550(a)(3) (the “Minimum Public Holders Rule”), which requires the Company to have at least 300 public holders for continued listing on the NASDAQ Capital Market. The Notice is a notification of deficiency and has no current effect on the listing or trading of the Company’s securities on the NASDAQ Capital Market.

The Notice stated that the Company has 45 calendar days to submit a plan to regain compliance with the Minimum Public Holders Rule. On September 16, the Company submitted a plan to regain compliance with the Minimum Public Holders Rule within the required timeframe. If Nasdaq accepts the Company’s plan, Nasdaq may grant the Company an extension of up to 180 calendar days from the date of the Notice to evidence compliance with the Minimum Public Holders Rule. If Nasdaq does not accept the Company’s plan, the Company will have the opportunity to appeal the decision in front of a Nasdaq Hearings Panel.

11.	SUBSEQUENT EVENTS

The Company evaluates subsequent events and transactions that occur after the balance sheet date up to the date that the financial statements are filed for potential recognition or disclosure. The Company did not identify any subsequent events that require adjustment or disclosure in the financial statements.

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

On July 13, 2016, the Company, Yatra, Terrapin Parent, Terrapin Merger Sub, the Macquarie Sponsor and Shareholder  Representative Services LLC, solely in its capacity as a representative of Yatra's shareholders, entered into the Initial Business Combination Agreement providing for the Transaction pursuant to which we will become a partially-owned subsidiary of Yatra. Subsequently, on September 28, 2016, the parties to the Initial Business Combination Agreement entered into the Business Combination Agreement. Founded in 2006, Yatra is based in Gurgaon, India and is a leading online travel agent and consolidator of travel products. The consummation of the Transaction is subject to a number of conditions set forth in the Business Combination Agreement including, among others, receipt of the requisite approval of our stockholders and the execution of the various transaction agreements.

Results of Operations

For the three months and nine months ended September 30, 2016 our net loss was $2,529,564 and $3,022,617, respectively, compared to $154,151 and $389,620, respectively, for the three months and nine months ended September 30, 2015. Our net loss in the current period resulted mainly from ongoing general and administrative costs, from the accrual of expenses associated with the Transaction, and from the accrual of franchise taxes, the total of which exceeded our accrued interest income which was our sole income.

Liquidity and Capital Resources

As of September 30, 2016, we had cash of $139,616 outside the Trust Account. We believe that we have sufficient funds available to complete our efforts to effect a Business Combination. On July 19, 2016, the Company held a special meeting of stockholders. At that meeting, the stockholders approved an amendment to the Company’s amended and restated certificate of incorporation to extend the date by which the Company has to complete a business combination from July 22, 2016 to December 19, 2016.

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

As of September 30, 2016, $99,398,744 was held in the Trust Account (including $6,000,000 from the sale of the Sponsor Warrants) and we had cash outside of the Trust Account of $139,616 and $2,854,838 in accounts payable and accrued expenses, including accrued franchise tax payable, notes payable and due to affiliates. Through September 30, 2016, the Company had withdrawn approximately $229,000 from interest earned on the trust proceeds. Other than the deferred underwriting discounts and commissions, no amounts are payable to the underwriters of the Public Offering in the event of a Business Combination.

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

Trust Account

A total of $212,750,000, including approximately $206,750,000 of the net proceeds from the Public Offering, $6,000,000 from the sale of the Sponsor Warrants and $7,451,250 of deferred underwriting discounts and commissions was placed in the Trust Account with Continental Stock Transfer & Trust Company serving as trustee.

Effective July 13, 2016, the underwriters agreed that in the event that the Deferred Discount becomes payable from the Trust Account upon the Company’s consummation of the transactions contemplated by the Business Combination Agreement, such aggregate Deferred Discount shall be reduced by 50%, from $0.35 per Unit ($7,451,250 in the aggregate) to $0.175 per Unit ($3,725,625 in the aggregate). The Deferred Discount will become payable to the underwriters from the amounts held in the Trust Account solely in the event the Company completes its Business Combination. The underwriters are not entitled to any interest accrued on the Deferred Discount.

The trust proceeds are invested in U.S. government treasury bills with a maturity of 180 days or less or money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations.

In connection with the special meeting held on July 19, 2016, stockholders holding shares of Class A common stock were permitted to exercise their right to redeem their shares for a pro rata portion of the trust account at a redemption price of $10.00 per share. Stockholders holding 11,336,888 shares of Class A common stock elected to have their shares redeemed. As a result of such redemptions, as of September 30, 2016, the balance in the Trust Account was $99,398,744.

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

Recent Developments

The Proposed Transaction

On July 13, 2016, the Company, Yatra, Terrapin Parent, Terrapin Merger Sub, the Macquarie Sponsor and Shareholder  Representative Services LLC, solely in its capacity as a representative of Yatra's shareholders, entered into the Initial Business Combination Agreement providing for the Transaction pursuant to which we will become a partially-owned subsidiary of Yatra. Subsequently, on September 28, 2016, the parties to the Initial Business Combination Agreement entered into the Business Combination Agreement. Founded in 2006, Yatra is based in Gurgaon, India and is a leading online travel agent and consolidator of travel products. The consummation of the Transaction is subject to a number of conditions set forth in the Business Combination Agreement including, among others, receipt of the requisite approval of our stockholders and the execution of the various transaction agreements.

The Business Combination Agreement provides for two Mergers (i) the First Merger in which Terrapin Merger Sub will merge with and into us, with us surviving the First Merger as a partially owned subsidiary of Terrapin Parent; and (ii) the Second Merger immediately following the consummation of the First Merger, in which Terrapin Parent will merge with and into Yatra, with Yatra surviving the Second Merger. As a result of the Mergers, we will become a partially owned subsidiary of Yatra.

Pursuant to the Mergers, each share of Class A common stock issued and outstanding immediately prior to the effective time of the Mergers (other than redeemed shares), will be automatically converted into one ordinary share, par value $0.0001 per share, of Yatra (each, an “Ordinary Share”).

In connection with, and as a condition to the consummation of, the Transaction, the Business Combination Agreement provides that we and the holders of Class F common stock will enter into a Forfeiture Letter, pursuant to which such holders will forfeit one-half of the shares of Class F common stock held by them, effective as of immediately prior to the consummation of the Transaction (except that, because the Macquarie Sponsor will forego its right to acquire 1,000,000 shares of Class F common stock pursuant to the amendment to the Forward Purchase Contract, dated July 16, 2014, between us and the Macquarie Sponsor, it will forfeit 105,781 of its 1,211,563 shares of Class F common stock, resulting in an aggregate forfeiture of one-half of the shares of Class F common stock which they otherwise would have been entitled to receive). Following such forfeiture, 3,159,375 shares of Class F common stock will remain outstanding. Each share of Class F common stock issued and outstanding immediately prior to the effective time of the Mergers will remain outstanding as a share of Class F common stock, and, pursuant to the Mergers, each holder of Class F common stock will also receive one Class F Share, par value $0.0001, of Yatra (each, a “Class F Share”) for each share of Class F common stock held by such holder. The Class F Shares will be voting shares only and have no economic rights. Following the consummation of the Transaction, the holders of Class F common stock will be entitled to exchange their shares of Class F common stock for Ordinary Shares (on a share for share basis) and, upon such exchange, an equal number of Class F Shares held by the exchanging shareholder will be converted by Yatra into 0.0001 of an Ordinary Share for each Class F Share converted.

Each of Yatra’s Ordinary Share certificates issued and outstanding immediately prior to the effective time of the Second Merger will be automatically deemed to be substituted by one Ordinary Share certificate registered pursuant to an effective registration statement on Form F-4 of Yatra filed with the SEC. Each Ordinary Share issued and outstanding immediately prior to the effective time of the Mergers will ultimately receive a fraction of a Yatra Ordinary Share, which such fraction is calculated on the basis of a pre-closing enterprise value of Yatra equal to $218 million as increased by the aggregate exercise price of all outstanding Yatra options and warrants and as increased by the amount of Yatra’s cash and decreased by the amount of Yatra’s indebtedness, in each case, as set forth on Yatra’s balance sheet dated June 30, 2016.

Promissory Notes

On July 19, 2016, we issued promissory notes to the Sponsors in the aggregate amount of $250,000 pursuant to the Expense Advance Agreement dated July 16, 2014, by and between the Sponsors and the Company. The notes bear no interest and are convertible into warrants identical to the Public Warrants at a price of $0.50 per warrant at the option of the note holder.

The Extension

On July 19, 2016, at a special meeting of our stockholders, our stockholders approved the Extension which includes: (i) an amendment to our amended and restated certificate of incorporation to extend the date by which we have to consummate a business combination for an additional 150 days, from July 22, 2016 to December 19, 2016 (the “Extended Date”), provided that we have executed a definitive agreement for a business combination on or before July 22, 2016; and (ii) an amendment to our investment management trust agreement, dated July 16, 2014, by and between us and Continental Stock Transfer & Trust Company to extend the date on which to commence liquidating the trust account established in connection with our Public Offering in the event the Company has not consummated a business combination by the Extended Date.

In connection with the special meeting held on July 19, 2016, stockholders holding shares of Class A common stock were permitted to exercise their right to redeem their shares for a pro rata portion of the trust account at a redemption price of $10.00 per share. Stockholders holding 11,336,888 shares of Class A common stock elected to have their shares redeemed. As a result of such redemptions, as of September 23, 2016, a total of $99.38 million remained in our trust account and a total of 9,938,112 shares of Class A common stock remained outstanding.

Nasdaq Notice

On August 23, 2016, we received a written notice (the “Notice”) from the Listing Qualifications Department of The Nasdaq Stock Market (“Nasdaq”) indicating that the Company is not in compliance with Listing Rule 5550(a)(3) (the “Minimum Public Holders Rule”), which requires the Company to have at least 300 public holders for continued listing on the NASDAQ Capital Market. The Notice is a notification of deficiency and has no current effect on the listing or trading of the Company’s securities on the NASDAQ Capital Market.

The Notice stated that we have 45 calendar days to submit a plan to regain compliance with the Minimum Public Holders Rule. On September 16, 2016, we submitted a plan to regain compliance with the Minimum Public Holders Rule within the required timeframe. If Nasdaq accepts our plan, Nasdaq may grant the Company an extension of up to 180 calendar days from the date of the Notice to evidence compliance with the Minimum Public Holders Rule. If Nasdaq does not accept our plan, we will have the opportunity to appeal the decision in front of a Nasdaq Hearings Panel.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

All activity through September 30, 2016 relates to our formation, the preparation for our Public Offering and searching for a target for the Business Combination. We did not have any financial instruments that were exposed to market risks at September 30, 2016.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2016. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Factors that could cause our actual results to differ materially from those in this report are any of the risks described in our annual report for the fiscal year ended December 31, 2015 filed with the SEC on March 25, 2015. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Report, there have been no material changes to the risk factors disclosed in our annual report for the fiscal year ended December 31, 2015 filed with the SEC on March 25, 2015, except as set forth in the Registration Statement on Form F-4 filed with the SEC by Yatra on September 29, 2016, and we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Description
2.1	Business Combination Agreement, dated July 13, 2016, by and among the Company, Yatra, Terrapin Parent, Terrapin Merger Sub, Macquarie Sponsor and Shareholder Representative Services LLC, solely in its capacity as the Shareholders’ Representative (filed as Exhibit 2.1 to the Current Report on Form 8-K of the Company filed with the SEC on July 18, 2016, and incorporated herein by reference).
2.2	Amended and Restated Business Combination Agreement, dated September 28, 2016, by and among the Company, Yatra, TRTL Parent, TRTL Merger Sub, Macquarie Sponsor and Shareholder Representative Services LLC, solely in its capacity as the Shareholders’ Representative (filed as Exhibit 2.1 to the Current Report on Form 8-K of the Company filed with the SEC on September 30, 2016, and incorporated herein by reference).
31.1*	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2*	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1**	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
32.2**	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TERRAPIN 3 ACQUISITION CORPORATION

Date: November 9, 2016	/s/ Sanjay Arora
Name: Sanjay Arora
Title: Chief Executive Officer
(Principal Executive Officer)

Date: November 9, 2016	/s/ Guy Barudin
Name: Guy Barudin
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)

